Form 10KSB
period 2000-12-31
J R BASSET OPTICAL INC
filed 2001-02-13
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 Form 10-KSB
                                 -----------

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                            -----------------

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from __________________ to _____________________

                        Commission file number 33-27651
                                               --------

                          J R BASSETT OPTICAL, INC.
                      --------------------------------
                      (Formerly Optical Express, Inc.)
     (Exact name of small business issuer as specified in its charter)

             Delaware                                87-0469497
---------------------------------         ---------------------------------
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

                600 S. W. 10th Street, Ocala, Florida 34474
                -------------------------------------------
                 (Address of principal executive offices)

                                352-629-7509
                          ---------------------------
                          (Issuer's telephone number)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT


Class                              Name of each exchange on which registered
-----                              -----------------------------------------

Common Stock $.001 Par Value       OTC


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ]

State the aggregate market value of the voting stock held by
non-affiliates of the registrant:                               $0.00
                                                                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                         Outstanding as of December 31, 2000
         -----                         -----------------------------------
Common Stock $.001 Par Value                      31,703,700

                           J R BASSETT OPTICAL, INC.
                           -------------------------

                                    PART I


Item 1.  Description of Business.
         ------------------------

History of the Company
----------------------

J R Bassett Optical, Inc. (the "Company") was established under the laws of the state of Utah in March, 1989, under the name "Bluefield Enterprises, Inc." Bluefield Enterprises, Inc. had no operations until July, 1992, when the Company merged with Optical Express, Inc., a Florida corporation, which was engaged in the business of operating retail eyewear stores in Central Florida, at which time the name of the Company was changed to Optical Express, Inc.

In August, 1993, the Company merged with The AppleTree
Companies, Inc., a Delaware corporation, ("AppleTree") and became an operating subsidiary of AppleTree. At that time, Appletree owned 28,367,500 shares of the Company's common stock of a total of 31,703,700 shares outstanding. In order to reflect the expansion of the Company into other states, in 1993, the name of the Company was changed to J R Bassett Optical, Inc. The operations of the Company were discontinued on August 31, 1995. On April 4, 1997, Appletree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, case No. 97-22597-SCS.

On November 18, 1999, The United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of 28,367,500 AppleTree Companies, Inc. stock of J R Bassett Optical, Inc. to Robert E. Williams, the former Chief Executive Officer and Chairman of the Board. As of December 31, 2000, the sale had not yet been consummated.


Business of the Company
-----------------------

The Company currently has no operations or employees. The Company is searching for and investigating business opportunities. However, there can be no assurance that the Company will be successful in its search for such opportunities. The Company presently intends to investigate and/or engage in one or more of the following activities ("Venture Activities"): (1) acquisition of at least a majority interest in and operational control of, business enterprises; (2) development and marketing of commercial enterprises, products and/or services; and (3) participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis.
The Company may also take equity positions in certain business enterprises through the direct purchase of securities or through other financing methods including the utilization of debt financing and may also purchase franchises and/or license products or services. In any case, The Company intends to, directly and/or through subsidiaries or affiliates, acquire and maintain a controlling interest in the entities it acquires or establishes Management anticipates that the selection of business enterprises, products or services for acquisition will be complex and risky. Because of the Company's limited financial capabilities at this time, it is anticipated that the Company may not be able to diversify its acquisitions.

The Company will consider the quality of the management of any business acquisition candidate and the operating records of the entity, the soundness of the service or product to be developed or being developed, the effect of market and economic conditions and governmental policies on the business and its products, the nature of its competition, and the total projected required capital. At this time, the Company cannot predict the manner in which it may acquire and/or participate in the establishment and/or financing of a business enterprise.

Summary of Quarterly and Annual Filings
---------------------------------------

Following is a summary of quarterly and annual filings with the SEC under the Securities Exchange Act of 1934 and under what name the reports were filed:


                             Commission
Name                           File No.      Form No.       Period Ended
----                         ----------      --------       ------------

Bluefield Enterprises, Inc.   33-27651       8-K            07-14-92
Optical Express, Inc.         33-27651       8-K            08-18-92
Optical Express, Inc.         33-27651       8-K            10-23-92
Optical Express, Inc.         33-27651       10-KSB         12-31-92
Optical Express, Inc.         33-27651       10-QSB         03-31-93
Optical Express, Inc.         33-27651       15             05-30-93
AppleTree                     33-44902       10-KSB         08-31-93
AppleTree                     00-23020       10-KSB/A       08-31-93
AppleTree                     00-23020       10-QSB         11-30-93
AppleTree                     00-23020       10-QSB         02-28-94
AppleTree                     00-23020       10-QSB         05-31-94
AppleTree                     00-23020       10-KSB         08-31-94
AppleTree                     00-23020       10-QSB         11-30-94
AppleTree                     00-23020       10-QSB         02-28-95
AppleTree                     00-23020       10-QSB         05-28-95
AppleTree                     00-23020       10-KSB         09-03-95
AppleTree                     00-23020       10-QSB         12-03-95
AppleTree                     00-23020       10-QSB         03-03-96
AppleTree                     00-23020       10-QSB         06-02-96
AppleTree                     01-12525       10-KSB         09-01-96
AppleTree                     01-12525       10-QSB         12-01-96
AppleTree                     01-12525       10-QSB         03-02-97



Item 2.  Description of Property.
         ------------------------

The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.


Item 3.  Legal Proceedings.
         ------------------

The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security-Holders.
         ----------------------------------------------------

None.

                                  PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August, 1993, at which time it traded on the over-the-counter market.

As of August 31, 2000, there were 109 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

This Form 10-KSB may contain "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events including without limitation the following; ability of the Company to obtain financing on terms and conditions that are favorable: ability of the Company to achieve profitability and sufficiency of cash provided by operations, investing and financing activities. The Company cautions that these statements are further qualified by important factors that would cause actual results to differ materially from those contained in the forward looking statements, including without limitations, the demand for the Company's future products and services, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

The Company currently has no operations or employees. The Company is searching for and investigating business opportunities. However, there can be no assurance that the Company will be successful in its search for such opportunities. The Company presently intends to investigate and/or engage in one or more of the following activities ("Venture Activities"): (1) acquisition of at least a majority interest in and operational control of, business enterprises; (2) development and marketing of commercial enterprises, products and/or services; and (3} participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis. The Company may also take equity positions in certain business enterprises through the direct purchase of securities or through other financing methods including the utilization of debt financing and may also purchase franchises and/or license products or services. In any case, The Company intends to, directly and/or through subsidiaries or affiliates, acquire and maintain a controlling interest in the entities it acquires or establishes Management anticipates that the selection of business enterprises, products or services for acquisition will be complex and risky. Because of the Company's limited financial capabilities at this time, it is anticipated that the Company may not be able to diversify its acquisitions.

The Company will consider the quality of the management of any business acquisition candidate and the operating records of the entity, the soundness of the service or product to be developed or being developed, the effect of market and economic conditions and governmental policies on the business and its products, the nature of its competition, and the total projected required capital. At this time, the Company cannot predict the manner in which it may acquire and/or participate in the establishment and/or financing of a business enterprise.


Item 7.  Financial Statements.
         ---------------------

J R Bassett Optical, Inc. is an inactive entity since it discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this annual report. See Financial Statements and Notes thereto attached as Exhibit 1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
         ---------------------------------------------------------------

None


                            Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

The Company's Bylaws provide that the number of directors shall be fixed from time to time by resolution of the Board of Directors within the limits specified by the Company's Articles of Incorporation. The Board of Directors has fixed at one the number of directors that will constitute the Board for the ensuing year. Each director elected at the Annual Meeting will serve for a term expiring at the Company's 1997 Annual Meeting of Shareholders (the "Annual Meeting") or when his or her successor has been duly elected and qualified.

The directors and executive officers of the Company are as follows:

    Name                 Age    Position
    ----                 ---    --------

Robert E. Williams       56     President, Secretary, Treasurer and Director


Robert Williams, 56, is the President, Secretary, Treasurer and sole director of the Company and is a Florida licensed Board Certified Optometric Physician. In 1977, Dr. Williams founded OptiServe Lens Lab, Inc., Ocala, Florida, a manufacturer of eyeglass lens and remains as its President and Chief Executive Officer. In1995, he founded Miami Vision Center, Inc., which consists of two retail stores in the Ocala area. Additionally, Dr. Williams was the founder of Optical Express, Inc., which merged with the Company in 1987. Dr. Williams received a bachelor of Business Administration from the University of Florida in 1967 and his Doctor of Optometry from Southern College of Optometry, Memphis, Tennessee in 1971.

The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. The directors make themselves available to consult with the Company's management. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

Item 10.  Executive Compensation.
          -----------------------

The Company does not pay any compensation to any officers, directors or key employees of the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The following table sets forth, as of December 31, 2000, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) the named Executive Officer and (iv) all directors and executive officers of the Company as a group:

                                  Percentage of
     Name and Address of          Amount and Nature of           Outstanding
     Beneficial Owner             Beneficial Ownership (1)       Shares Owned
     -------------------          --------------------           -----------

     Robert Williams                  28,967,500(2)                   91%


(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Amendment upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Amendment have been exercised. As of December 31, 2000, there were 31,703,700 shares of Common Stock outstanding.

(2) On November 18, 1999, The United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of 28,367,500 AppleTree Companies, Inc. stock of J R Bassett Optical, Inc. to Dr. Williams. The sale has not yet been consummated.


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The Company currently shares its executive offices with Robert E. Williams, who is an officer and who serves on the board of directors of the Company.


Item 13.  Exhibits and Reports on Form 8-k.
          ---------------------------------

(a)     99.0    Order of the United States Bankruptcy Court, Eastern District
                of Virginia, Norfolk Division dated November 18, 1999 approving the sale of 28,367,500 shares of the stock of the Company to Robert Williams

(b)    Reports on Form 8-K:

                None

                                 SIGNATURES
                                 ----------


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                      J R Bassett Optical, Inc.
                                      (formerly, Optical Express, Inc.)


February 2, 2001                     By:/S/Robert E. Williams
                                      ------------------------
                                      Robert E. Williams
                                      President