Form 10QSB
period 2001-03-31
BASSETT J R OPTICAL INC
filed 2001-05-14
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 Form 10-QSB
                                 -----------

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended March 31, 2001
                                        --------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934


                 For the transition period from _____ to _____


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
Yes  [X]    No  [ ]

State the aggregate market value of the voting stock held by non-affiliates
of the registrant:                                              $0.00
                                                                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                         Outstanding as of March 31, 2001
         -----                         --------------------------------
Common Stock $.001 Par Value                      31,703,700

                        J R BASSETT OPTICAL, INC.
                        -------------------------

                                 INDEX
                                 -----

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                          3

   Balance Sheets - March 31, 2001 (Unaudited) and
     December 31, 2000                                                  4

   Statements of Income and Retained Earnings - Three months
     ended March 31, 2001 and 2000 (Unaudited)                          5

   Statements of Cash Flows - Three months ended March 31, 2001         6
     and 2000 (Unaudited)

   Summary of Significant Projection Assumptions and Accounting
      Policies                                                          7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                          9


PART II.  OTHER INFORMATION

Item 5.   Other Information                                             10

Item 6.   Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                              10

                    J R BASSETT OPTICAL, INC.


                      FINANCIAL STATEMENTS

               For the Period Ended March 31, 2001

                   J R Bassett Optical, Inc.

                        Balance Sheets

                           ASSETS
                            ------
                                     March 31,       December 31,
                                        2001             2000
                                   -------------     -------------
CURRENT ASSETS                     $        0.00     $        0.00

DEPRECIABLE ASSETS                          0.00              0.00

OTHER ASSETS                           31,703.70         31,703.70
                                   -------------     -------------
TOTAL ASSETS                       $   31,703.70     $   31,703.70
                                   =============     =============

                LIABILITIES & STOCKHOLDERS' EQUITY
                ----------------------------------

CURRENT LIABILITIES               $         0.00     $        0.00

LONG-TERM LIABILITIES                       0.00              0.00
                                   -------------     -------------
TOTAL LIABILITIES                           0.00              0.00

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 Par Value,
31,703,700 shares authorized,
issued and outstanding                 31,703.70         31,703.70

Capital in excess of par value              0.00              0.00

Retained Earnings                           0.00              0.00
                                   -------------     -------------
TOTAL STOCKHOLDERS' EQUITY             31,703.70         31,703.70
                                   -------------     -------------
TOTAL LIABILITIES and
STOCKHOLDERS' EQUITY               $   31,703.70     $   31,703.70
                                   =============     =============



UNAUDITED - See attached Report of Certified Public Accountants.

See attached Summary of Significant Projection
Assumptions and Accounting Policies

                        J R Bassett Optical, Inc.

              Statements of Income and Retained Earnings

                                      March 31,        March 31,
                                        2001             2000
                                   -------------     -------------

REVENUE                            $        0.00     $        0.00

EXPENSES                                    0.00              0.00
                                   -------------     -------------
NET INCOME                                  0.00              0.00

RETAINED EARNINGS:
Beginning of Period                         0.00              0.00
                                   -------------     -------------
End of Period                      $        0.00     $        0.00
                                   =============     =============


UNAUDITED - See attached Report of Certified Public Accountants.

See attached Summary of Significant Projection Assumptions and Accounting Policies

                        J R Bassett Optical, Inc.

                         Statements of Cash Flows

                                         March 31,        March 31,
                                           2001             2000
                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from services           $        0.00     $        0.00
Payments of     expenses               (       0.00)     (       0.00)
                                      -------------     -------------
   Net Cash Provided by
   Operating Activities                        0.00              0.00

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                       0.00              0.00
Principal payments on note payable     (       0.00)     (       0.00)
                                      -------------     -------------
   Net Cash Provided by
   Financing Activities                        0.00              0.00

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of common stock             0.00              0.00
Purchase of fixed assets               (       0.00)     (       0.00)
Purchase of other assets               (       0.00)     (       0.00)
                                      -------------     -------------
   Net Cash Provided (Used) by
   Financing Activities                        0.00              0.00

Net Increase (Decrease) In Cash                0.00              0.00

Cash at Beginning of Year                      0.00              0.00
                                      -------------     -------------
Cash at End of Year                   $        0.00     $        0.00
                                      =============     =============
Reconciliation of Net Income to
Net Cash Provided by Operating Activities:

Net income                            $        0.00     $        0.00

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation                                   0.00              0.00
(Increase) in current assets           (       0.00)     (       0.00)
Increase in current liabilities                0.00              0.00
                                      -------------     -------------
   Net Cash Provided by
   Operating Activities               $        0.00     $        0.00
                                      =============     =============



UNAUDITED - See attached Report of Certified Public Accountants.

See attached Summary of Significant Projection Assumptions and Accounting Policies

                        J R Bassett Optical, Inc.

             Summary of Significant Projection Assumptions
                         and Accounting Policies
                    March 31, 2001 and March 30, 2000

1.   Organization

J R Bassett Optical, Inc. (formerly Optical Express, Inc.) is organized, under the laws of the State of Delaware. The Company is a reporting company under section 13 or 15(d) of the Securities Exchange Act of 1934 (Commission file number 33-27651

2.   History of the Company

J R Bassett Optical, Inc. (the "Company") was established under the laws of the state of Utah in March 1989, under the name "Bluefield Enterprises, Inc." Bluefield Enterprises, Inc. had no operations until July, 1992, when the Company merged with Optical Express, Inc., a Florida corporation engaged in the business of operating retail eyewear stores in Central Florida, at which time the name of the Company was changed to Optical Express, Inc.

In August 1993, the Company merged with The AppleTree Companies, Inc., a Delaware corporation, ("AppleTree") and became an operating subsidiary of AppleTree. At that time, Appletree owned 28,367,500 shares of the Company's common stock of 31,703,700 shares outstanding. In order to reflect the expansion of the Company into other states, in 1993, the name of the Company was changed to J R Bassett Optical, Inc. The operations of the Company were discontinued on August 31, 1995. On April 4, 1997, Appletree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, case No. 97-22597-SCS.

On November 18, 1999, The United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of 28,367,500 AppleTree Companies, Inc. stock of J R Bassett Optical, Inc. to Robert E. Williams, the former Chief Executive Officer and Chairman of the Board. As of December 31, 2000, the sale had not yet been consummated.


3.   Business of the Company

The Company currently has no operations or employees. The Company is searching for and investigating business opportunities. However, there can be no assurance that the Company will be successful in its search for such opportunities. The Company presently intends to investigate and/or engage in one or more of the following activities ("Venture Activities"): (1) acquisition of at least a majority interest in and operational control of, business enterprises; (2) development and marketing of commercial enterprises, products and/or services; and (3) participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis. The Company may also take equity positions in certain business enterprises through the direct purchase of securities or through other financing methods including the utilization of debt financing and may purchase franchises and/or license products or services. In any case, The Company intends to, directly and/or through subsidiaries or affiliates, acquire and maintain a controlling interest in the entities it acquires or establishes Management anticipates that the selection of business enterprises, products or services for acquisition will be complex and risky. Because of the Company's limited financial capabilities at this time, it is anticipated that the Company may not be able to diversify its acquisitions.

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

4.   Basis of Accounting

The accompanying financial statements use the accrual basis of accounting, which the Company expects to use for both financial statement and income tax purposes. Consequently, revenues are recognized when earned and expenditures are recognized when incurred.

5.   Other Assets

The Company has no assets other than the value derived from being a reporting Company under Section 13 or 15(d) of the Securities Exchange Act of 1934. This intangible asset has been established as the value of the par value of the common stock outstanding.


6.   Revenues and Expenses

The Company currently, and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 had no operations and accordingly no revenues or expenses.


7.   Common Stock

The Company has 31,703,700 shares of common stock, $0.001 par value, authorized, issued and outstanding. Since the Company has no assets other than the value of being a reporting company, the original capitalization, retained earnings (deficit) and any additional capital investments have been eliminated.


8.   Summary of Quarterly and Annual Fillings

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

Filings as a wholly owned subsidiary of AppleTree Companies, Inc.

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



The Company has changed it year-end to December 31 and is filing its first annual report, subsequent to filing Form 15, as of December 31, 2000.


9.   Description of Property.

The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.

10.  Legal Proceedings.

The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.

11.  Market for Common Equity and Related Stockholder Matters.

There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market.

As of July 25, 2000, there were 140 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

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

The Company currently has no operations or employees. The Company is continuing its search for and investigation of business opportunities. However, there can be no assurance that the Company will be successful in its search for such opportunities. The Company presently intends to investigate and/or engage in one or more of the following activities ("Venture Activities"): (1) acquisition of at least a majority interest in and operational control of, business enterprises; (2) development and marketing of commercial enterprises, products and/or services; and (3) participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis. The Company may also take equity positions in certain business enterprises through the direct purchase of securities or through other financing methods including the utilization of debt financing and may also purchase franchises and/or license products or services. In any case, the Company intends to, directly and/or through subsidiaries or affiliates, acquire and maintain a controlling interest in the entities it acquires or establishes Management anticipates that the selection of business enterprises, products or services for acquisition will be complex and risky. Because of the Company's limited financial capabilities at this time, it is anticipated that the Company may not be able to diversify its acquisitions.

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

                         PART II.  OTHER INFORMATION

Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


    The Registrant has not filed any Current Reports on Form 8-K during this reporting period.


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


                                      J R Bassett Optical, Inc.
                                      (formerly, Optical Express, Inc.)


May 11, 2001                          By:/S/Robert E. Williams
                                         ------------------------
                                         Robert E. Williams
                                         President