Form 10QSB
period 2001-06-30
BASSETT J R OPTICAL INC
filed 2001-08-10
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 Form 10-QSB
                                 -----------

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 2001
                                        --------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934


                 For the transition period from _____ to _____


                        Commission File Number 33-27651
                                               --------

                          J R BASSETT OPTICAL, INC.
     -----------------------------------------------------------------
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

         Class                         Outstanding as of June 30, 2001
         -----                         --------------------------------
Common Stock $.001 Par Value                      31,703,700

                        J R BASSETT OPTICAL, INC.
                        -------------------------

                                 INDEX
                                 -----

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                          3

   Balance Sheets - June 30, 2001 (Unaudited) and
   December 31, 2000                                                    4

   Statements of Income and Retained Earnings - Six months
   ended June 30, 2001 and 2000 (Unaudited)                             5

   Statements of Cash Flows - Six months ended June 30, 2001            6
   and 2000 (Unaudited)

   Summary of Significant Projection Assumptions and Accounting
   Policies                                                             7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                          9


PART II.  OTHER INFORMATION

Item 5.   Other Information                                             10

Item 6.   Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                              10

                    J R BASSETT OPTICAL, INC.


                      FINANCIAL STATEMENTS

               For the Period Ended June 30, 2001

                   J R BASSETT OPTICAL, INC.

                        BALANCE SHEETS
                        --------------

                           ASSETS
                            ------
                                     June 30,       December 31,
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

                                      June 30,         June 30,
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

                                         June 30,          June 30,
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
                                      =============     =============



UNAUDITED - See attached Report of Certified Public Accountants.

See attached Summary of Significant Projection Assumptions and Accounting Policies

                        J R BASSETT OPTICAL, INC.

             SUMMARY OF SIGNIFICANT PROJECTION ASSUMPTIONS
                         AND ACCOUNTING POLICIES
                    June 30, 2001 and June 30, 2000

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



The Company has changed it year-end to December 31 and filed its first annual report, subsequent to filing Form 15, as of December 31, 2000.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

This Form 10-QSB may contain "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events including without limitation the following; ability of the Company to obtain financing on terms and conditions that are favorable: ability of the Company to achieve profitability and sufficiency of cash provided by operations, investing and financing activities. The Company cautions that these statements are further qualified by important factors that would cause actual results to differ materially from those contained in the forward looking statements, including without limitations, the demand for the Company's future products and services, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

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


                                      J R Bassett Optical, Inc.
                                      (formerly, Optical Express, Inc.)


August 9, 2001                        By:/S/Robert E. Williams
                                         ------------------------
                                         Robert E. Williams
                                         President