Form 10QSB
period 2001-09-30
BASSETT J R OPTICAL INC
filed 2001-11-09
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 Form 10-QSB
                                 -----------

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarter ended  September 30, 2001
                                         ------------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934


           For the transition period from __________ to ________


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

                  Yes  [X]               No  [ ]

State the aggregate market value of the voting stock held by
non-affiliates of the registrant:                             $ 0.00
                                                              ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                         Outstanding as of September 30, 2001
         -----                         -----------------------------------

Common Stock $.001 Par Value                      31,703,700

                           J R BASSETT OPTICAL, INC.
                           -------------------------

                                      INDEX
                                      -----

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

            Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000

            Statements of Income and Retained Earnings - Nine months Ended September 30, 2001 and 2000 (Unaudited)

            Statements of Cash Flows - Nine months ended September 30, 2001 and 2000 (Unaudited)

            Summary of Significant Projection Assumptions and
            Accounting Policies

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.    OTHER INFORMATION

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

                          J R BASSETT OPTICAL, INC.
                          -------------------------


                             FINANCIAL STATEMENTS

                    For the Period Ended September 30, 2001

                         J R Bassett Optical, Inc.
                         -------------------------

                             Balance Sheets
                             --------------

                           ASSETS
                            ------
                                           September 30,     December 31,
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
                                           =============     =============




UNAUDITED - See attached Report of Certified Public Accountants.

See attached Summary of Significant Projection
Assumptions and Accounting Policies

                         J R Bassett Optical, Inc.
                         -------------------------

                  Statements of Income and Retained Earnings
                  ------------------------------------------

                                    September 30,     September 30,
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
                                   =============     =============






UNAUDITED - See attached Report of Certified Public Accountants.

See attached Summary of Significant Projection Assumptions and Accounting Policies

                         J R Bassett Optical, Inc.
                         -------------------------

                         Statements of Cash Flows
                         ------------------------

                                           September 30,     September 30,
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
                                           =============     =============



UNAUDITED - See attached Report of Certified Public Accountants.

See attached Summary of Significant Projection Assumptions and Accounting Policies

                        J R Bassett Optical, Inc.

             Summary of Significant Projection Assumptions
                         and Accounting Policies
                 September 30, 2001 and  September 30, 2000

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

Following is a summary of quarterly and annual filings with the SEC under the Securities Exchange Act of 1934 and under what name the reports were filed:


                                        Commission
Name                                    File No.                Form No.        Period Ended
------------                            ----------              --------        ------------

Bluefield Enterprises, Inc.             33-27651                8-K             07-14-92



Contd...
                                        Commission
Name                                    File No.                Form No.        Period Ended
------------                            ----------              --------        ------------

Optical Express, Inc.                   33-27651                8-K             08-18-92
Optical Express, Inc.                   33-27651                8-K             10-23-92
Optical Express, Inc.                   33-27651                10-KSB          12-31-92
Optical Express, Inc.                   33-27651                10-QSB          03-31-93
Optical Express, Inc.                   33-27651                15              05-30-93

Filings as a wholly owned subsidiary of AppleTree Companies, Inc.

AppleTree                               33-44902                10-KSB          08-31-93
AppleTree                               00-23020                10-KSB/A        08-31-93
AppleTree                               00-23020                10-QSB          11-30-93
AppleTree                               00-23020                10-QSB          02-28-94
AppleTree                               00-23020                10-QSB          05-31-94
AppleTree                               00-23020                10-KSB          08-31-94
AppleTree                               00-23020                10-QSB          11-30-94
AppleTree                               00-23020                10-QSB          02-28-95
AppleTree                               00-23020                10-QSB          05-28-95
AppleTree                               00-23020                10-KSB          09-03-95
AppleTree                               00-23020                10-QSB          12-03-95
AppleTree                               00-23020                10-QSB          03-03-96
AppleTree                               00-23020                10-QSB          06-02-96
AppleTree                               01-12525                10-KSB          09-01-96
AppleTree                               01-12525                10-QSB          12-01-96
AppleTree                               01-12525                10-QSB          03-02-97


The Company has changed it year-end to December 31 and filed its first annual report, subsequent to filing Form 15, as of December 31, 2000.


9.	Description of Property.

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

Item 2. Management's Discussion Discussion and Analysis of Financial Condition and Results of Operations.

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

                    PART II.  OTHER INFORMATION
                    ---------------------------

Item 5.   Other Information

          None.




Item 6.   Exhibits and Reports on Form 8-K


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


                                      J R Bassett Optical, Inc.
                                      (formerly, Optical Express, Inc.)


November 8, 2001                      By:/S/Robert E. Williams
                                         -------------------------------
                                         Robert E. Williams
                                         President