Form 10KSB/A
period 2000-12-31
BASSETT J R OPTICAL INC
filed 2002-03-01
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-KSB/A
                                 -------------


       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                            -----------------

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from __________________ to _____________________

                        Commission file number 33-27651
                                               --------

                          J R BASSETT OPTICAL, INC.
                      --------------------------------
                      (Formerly Optical Express, Inc.)
     (Exact name of small business issuer as specified in its charter)

             Delaware                                87-0469497
             --------                                ----------
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

                600 S.W. 10th Street, Ocala, Florida 34474
                ------------------------------------------
                 (Address of principal executive offices)

                                352-629-7509
                                ------------
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

Summary of Quarterly and Annual Filings
---------------------------------------

Following is a summary of quarterly and annual filings with the SEC under the Securities Exchange Act of 1934 and under what name the reports were filed:


                             Commission
Name                           File No.      Form No.       Period Ended
----                         ----------      --------       ------------

Bluefield Enterprises, Inc.   33-27651       8-K            07-14-92
Optical Express, Inc.         33-27651       8-K            08-18-92
Optical Express, Inc.         33-27651       8-K            10-23-92
Optical Express, Inc.         33-27651       10-KSB         12-31-92
Optical Express, Inc.         33-27651       10-QSB         03-31-93
Optical Express, Inc.         33-27651       15             05-30-93
AppleTree                     33-44902       10-KSB         08-31-93
AppleTree                     00-23020       10-KSB/A       08-31-93
AppleTree                     00-23020       10-QSB         11-30-93
AppleTree                     00-23020       10-QSB         02-28-94
AppleTree                     00-23020       10-QSB         05-31-94
AppleTree                     00-23020       10-KSB         08-31-94
AppleTree                     00-23020       10-QSB         11-30-94
AppleTree                     00-23020       10-QSB         02-28-95
AppleTree                     00-23020       10-QSB         05-28-95
AppleTree                     00-23020       10-KSB         09-03-95
AppleTree                     00-23020       10-QSB         12-03-95
AppleTree                     00-23020       10-QSB         03-03-96
AppleTree                     00-23020       10-QSB         06-02-96
AppleTree                     01-12525       10-KSB         09-01-96
AppleTree                     01-12525       10-QSB         12-01-96
AppleTree                     01-12525       10-QSB         03-02-97

J R Bassett Optical           33-27651       10-QSB         05-31-97
J R Bassett Optical           33-27651       10-KSB         08-31-97
J R Bassett Optical           33-27651       10-QSB         11-30-97
J R Bassett Optical           33-27651       10-QSB         02-28-98
J R Bassett Optical           33-27651       10-QSB         05-31-98
J R Bassett Optical           33-27651       10-KSB         08-31-98
J R Bassett Optical           33-27651       10-QSB         11-30-98
J R Bassett Optical           33-27651       10-QSB         02-28-99
J R Bassett Optical           33-27651       10-QSB         05-31-99
J R Bassett Optical           33-27651       10-KSB         08-31-99
J R Bassett Optical           33-27651       10-QSB         11-30-99
J R Bassett Optical           33-27651       10-QSB         02-28-00
J R Bassett Optical           33-27651       10-QSB         05-31-00




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

                          J R BASSETT OPTICAL, INC.





                            FINANCIAL STATEMENTS

      For the Years Ended December 31, 2000, 1999, 1998, 1997 and 1996
      ----------------------------------------------------------------






                          TOGETHER WITH REPORT OF
                       CERTIFIED PUBLIC ACCOUNTANTS

                            TABLE OF CONTENTS


                                                                   Page

Accountants' Unaudited Report                                      F-1

Balance Sheets                                                     F-2

Statements of Income and Retained Earnings                         F-3

Statements of Cash Flows                                           F-4

Summary of Significant Accounting Policies                      F-5 - F-8

                          Hammett, Odom & Company

                 Certified Public Accountants & Associates

                              Ocala, Florida



                 REPORT OF CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida


We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of December 31, 2000, 1999, 1998, 1997, and 1996, and the related statements of income and retained earnings, and cash flows for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.



/s/Hammett, Odom & Company


Ocala, Florida
February 06, 2001

                        J R Bassett Optical, Inc.

                             Balance Sheets
            December 31, 2000, 1999, 1998, 1997, and 1996



                                                             ASSETS
                                                             ------

                                 12-31-00         12-31-99        12-31-98        12-31-97        12-31-96
                                ----------       ----------      ----------      ----------      ----------

CURRENT ASSETS                  $    0.00        $    0.00       $    0.00       $    0.00       $    0.00

DEPRECIABLE ASSETS                   0.00             0.00            0.00            0.00            0.00

OTHER ASSETS                         0.00             0.00            0.00            0.00            0.00
                                ---------        ---------       ---------       ---------       ---------
TOTAL ASSETS                    $    0.00        $    0.00       $    0.00       $    0.00       $    0.00
                                ---------        ---------       ---------       ---------       ---------


                                             LIABILITIES & STOCKHOLDERS' EQUITY
                                             ----------------------------------

CURRENT LIABILITIES             $    0.00        $    0.00       $    0.00       $    0.00       $    0.00

LONG-TERM LIABILITIES                0.00             0.00            0.00            0.00            0.00
                                ---------        ---------       ---------       ---------       ---------
TOTAL LIABILITIES                    0.00             0.00            0.00            0.00            0.00

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 Par
Value, 31,703,700 shares
authorized, issued and
outstanding                     31,703.70        31,703.70       31,703.70       31,703.70       31,703.70
                                ---------        ---------       ---------       ---------       ---------

Capital in excess of par
  value                              0.00             0.00            0.00            0.00            0.00

Retained Earnings (Deficit)    (31,703.70)      (31,703.70)     (31,703.70)     (31,703.70)     (31,703.70)
                                ---------        ---------       ---------       ---------       ---------
TOTAL STOCKHOLDERS'
EQUITY                               0.00             0.00            0.00            0.00            0.00
                                ---------        ---------       ---------       ---------       ---------
TOTAL LIABILITIES and
STOCKHOLDERS' EQUITY            $    0.00        $    0.00       $    0.00       $    0.00       $    0.00
                                =========        =========       =========       =========       =========




                                                    UNAUDITED

                              J R Bassett Optical, Inc.

                     Statements of Income and Retained Earnings
             Years Ended December 31, 2000, 1999, 1998, 1997 and 1996

                                 12-31-00         12-31-99        12-31-98        12-31-97        12-31-96
                                ----------       ----------      ----------      ----------      ----------

REVENUE                         $    0.00        $    0.00       $    0.00       $    0.00       $    0.00

EXPENSES                             0.00             0.00            0.00            0.00            0.00
                                ---------        ---------       ---------       ---------       ---------
NET INCOME                           0.00             0.00            0.00            0.00            0.00

RETAINED EARNINGS:
Beginning of Period                  0.00             0.00            0.00            0.00            0.00
                                ---------        ---------       ---------       ---------       ---------
End of Period                   $    0.00        $    0.00       $    0.00       $    0.00       $    0.00
                                =========        =========       =========       =========       =========





                                                UNAUDITED

                          J R Bassett Optical, Inc.

                          Statements of Cash Flows
         Years Ended December 31, 2000, 1999, 1998, 1997, and 1996


                                      12-31-00         12-31-99        12-31-98        12-31-97        12-31-96
                                     ----------       ----------      ----------      ----------      ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Cash received from services          $    0.00        $    0.00       $    0.00       $    0.00       $    0.00
Payments of expenses                (     0.00)      (     0.00)     (     0.00)     (     0.00)     (     0.00)
                                     ---------        ---------       ---------       ---------       ---------

Net Cash Provided by
  Operating Activities                    0.00             0.00            0.00            0.00            0.00

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings                  0.00             0.00            0.00            0.00            0.00
Principal payments on note
  payable                           (     0.00)      (     0.00)     (     0.00)     (     0.00)     (     0.00)
                                     ---------        ---------       ---------       ---------       ---------
	Net Cash Provided by
        Financing Activities              0.00             0.00            0.00            0.00            0.00


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of common
  stock                                   0.00             0.00            0.00            0.00            0.00
Purchase of fixed assets            (     0.00)      (     0.00)     (     0.00)     (     0.00)     (     0.00)
Purchase of other assets            (     0.00)      (     0.00)     (     0.00)     (     0.00)     (     0.00)
                                     ---------        ---------       ---------       ---------       ---------

        Net Cash Provided (Used)
        by Financing Activities           0.00             0.00            0.00            0.00            0.00

Net Increase (Decrease) In Cash           0.00             0.00            0.00            0.00            0.00
Cash at Beginning of Year                 0.00             0.00            0.00            0.00            0.00
                                     ---------        ---------       ---------       ---------       ---------
Cash at End of Year                  $    0.00        $    0.00       $    0.00       $    0.00       $    0.00
                                     =========        =========       =========       =========       =========

Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

Net income                           $    0.00        $    0.00       $    0.00       $    0.00       $    0.00

Adjustments to reconcile net
  income to net cash provided
  by operating activities:

Depreciation                              0.00             0.00            0.00            0.00            0.00
(Increase) in current assets        (     0.00)      (     0.00)     (     0.00)     (     0.00)     (     0.00)
Increase in current liabilities           0.00             0.00            0.00            0.00            0.00
                                     ---------        ---------       ---------       ---------       ---------
Net Cash Provided by
  Operating Activities               $    0.00        $    0.00       $    0.00       $    0.00       $    0.00
                                     =========        =========       =========       =========       =========



                                            UNAUDITED

                          J R Bassett Optical, Inc.

                        Notes to Financial Statements
               December 31, 2000, 1999, 1998, 1997, and 1996


Note 1.	Organization

J R Bassett Optical, Inc. (formerly Optical Express, Inc.) is organized, under the laws of the State of Delaware. The Company is a reporting company under section 13 or 15(d) of the Securities
Exchange Act of 1934 (Commission file number 33-27651


Note 2.	History of the Company

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


Note 3.	Business of the Company

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


Note 4.	Basis of Accounting

The accompanying financial statements use the accrual basis of accounting, which the Company expects to use for both financial statement and income tax purposes. Consequently, revenues are recognized when earned and expenditures are recognized when incurred.

Note 5.	Revenues and Expenses

The Company currently, and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 had no operations and accordingly no revenues or expenses.


Note 6.	Common Stock

The Company has 31,703,700 shares of common stock, $0.001 par value, authorized, issued and outstanding. Since the Company has no assets other than the value of being a reporting company, the original capitalization, retained earnings (deficit) and any additional capital investments have been eliminated.


Note 7. Summary of Quarterly and Annual Filings

Following is a summary of quarterly and annual filings with the SEC under the Securities Exchange Act of 1934 and under what name the reports were filed:

<CAPTON>
                                           Commission
Name                                        File No.            Form No.	Period Ended
----                                       ----------           --------        ------------

Bluefield Enterprises, Inc.                  33-27651              8-K             07-14-92
Optical Express, Inc.                        33-27651              8-K             08-18-92
Optical Express, Inc.                        33-27651              8-K             10-23-92
Optical Express, Inc.                        33-27651              10-KSB          12-31-92
Optical Express, Inc.                        33-27651              10-QSB          03-31-93
Optical Express, Inc.                        33-27651              15              05-30-93

Filings as a wholly owned subsidiary of AppleTree Companies, Inc.

AppleTree                                    33-44902              10-KSB          08-31-93
AppleTree                                    00-23020              10-KSB/A        08-31-93
AppleTree                                    00-23020              10-QSB          11-30-93
AppleTree                                    00-23020              10-QSB          02-28-94
AppleTree                                    00-23020              10-QSB          05-31-94
AppleTree                                    00-23020              10-KSB          08-31-94
AppleTree                                    00-23020              10-QSB          11-30-94
AppleTree                                    00-23020              10-QSB          02-28-95
AppleTree                                    00-23020              10-QSB          05-28-95
AppleTree                                    00-23020              10-KSB          09-03-95
AppleTree                                    00-23020              10-QSB          12-03-95
AppleTree                                    00-23020              10-QSB          03-03-96
AppleTree                                    00-23020              10-QSB          06-02-96
AppleTree                                    01-12525              10-KSB          09-01-96
AppleTree                                    01-12525              10-QSB          12-01-96
AppleTree                                    01-12525              10-QSB          03-02-97


The Company has changed it year-end to December 31 and is filing its first annual report, subsequent to filing Form 15, as of December 31, 2000.


Note 8.	Description of Property.

The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.


Note 9.	Legal Proceedings.

The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.


Note 10. Market for Common Equity and Related Stockholder Matters.

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


Note 11. History and Nature of Business

J R Bassett Optical, Inc. traces its history back to Optical
Express, Inc.  Optical Express, Inc. and subsidiary (the
"Company"), a Utah corporation, was formed in March 1989 under the name "Bluefield Enterprises, Inc." Bluefield Enterprises, Inc. had no operations until an Acquisition Agreement and Plan of Reorganization was reached with the Company when the name was changed to Optical Express, Inc.

The operating subsidiary company "Optical Express, Inc." a Florida corporation ("Optical Florida"), was formed on January 1, 1990 for the purpose of incorporating the operations of Optical Express, a predecessor partnership primarily engaged, since 1986, in the business of operating retail eyewear stores in Central Florida.

In July 1992, pursuant to an Acquisition Agreement and Plan of Reorganization, the Company was merged with Optical Florida. The Company acquired all of the issued and outstanding shares of the subsidiary's common stock in exchange for an aggregate of 2,250,000 shares of authorized but previously un-issued shares of the Company's common stock. Such 2,250,000 shares of common stock represented 90 percent of the post-merger outstanding shares of the Company. On July 14, 1992 Bluefield Enterprises, Inc. filed Form 8-K announcing the reverse merger of Optical into Bluefield and the resulting name change to Optical Express, Inc.

The merger has been recorded as a recapitalization of the Company and accounted for on a basis similar to a pooling of interest.

On October 23, 1992 the Company filed Form 8-K releasing the audited financial statements for the years ended December 31, 1989, 1990 and 1991.

Form 10-KSB for the year ended December 31, 1992 was filed under the Optical Express, Inc. name, as was the Form 10-QSB for the first quarter ended March 31, 1993.

During April of 1993, the Company entered negotiations with The AppleTree Companies, Inc. (a Delaware Corporation) (AppleTree) leading to a merger of the Company with The AppleTree Companies, Inc. At the request of AppleTree's management, the Company filed Form 15 on May 30, 1993. Form 15 is a suspension of duty to file reports to the Securities and Exchange Commission. The quarterly report of the period ended June 30, 1993 was not required to be filed under provisions of Form 15.

In August 1993, pursuant to an Acquisition Agreement and Plan of Reorganization, the Company was merged with AppleTree. The AppleTree Companies, Inc. acquired all of the issued and outstanding shares of the Company's common stock in exchange for shares of the AppleTree. The Company became an operating subsidiary of the Appletree and subsequent filings were consolidated into The Appletree Companies, Inc. (Commission file number 0-23020). The Appletree Companies, Inc. trading symbol is ATRE an Over The Counter stock.

Optical Express, Inc. was expanding into states other than Florida and as such a name change was necessary. Optical Express, Inc.'s name was changed to J R Bassett Optical, Inc. to enable the Company to comply with copyright and fictitious name restraints.

The Appletree Companies, Inc. Form 10-KSB for the year ended
September 3, 1995 reported its J R Bassett Optical, Inc. subsidiary as "Discontinued Operations". During the year ended August 31,
1995, the net assets of seven stores were sold for $456,000.  On
September 11, 1995 the remaining four stores were closed and equipment and inventory sold for $68,000.

The Appletree Companies, Inc. filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, case No. 97-22597-SCS. The Appletree Companies, Inc. continued SEC filing through April 1997. The last Form 10-Q was filed April 21, 1997 for the quarter ended March 2, 1997.


Note 12. Subsequent Events

On November 18, 1999, The United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of AppleTree Companies, Inc. stock of J R Bassett Optical, Inc. The Court, in its Order Approving Sale of Stock of J R Bassett Optical, Inc., stated the following: Upon due and adequate notice of the proposed sale given to all creditors and parties in interest pursuant to an order of this Court entered May 21, 1998, and upon no objection having been filed to entry of this order nor a competing bid for the sale of the Stock having been submitted, the Court approves the sale and further finds as follows.

1.	Among the assets of AppleTree's bankruptcy estate is
        28,367,500 shares in J R Bassett Optical, Inc.

2.	The stock is owned free and clear of liens.

3.	The value of AppleTree's interest in the stock is
        unknown since the Stock has no market value.

4.	AppleTree received an offer from Robert E. Williams
        ("Williams" to purchase the Stock for $10,000.00 cash.

5.	All transactions costs for the sale up to $5,000.00
        shall be paid by Williams.

6.	Williams is a shareholder of 600,000 shares of J R
        Bassett Optical stock and the former Chief Executive
        Officer and Chairman of the Board.

Accordingly, it is ADJUDGED, ORDERED AND DECREED that the Debtor shall be an hereby is authorized to sell its interest in the Stock to Williams on the following terms and conditions:

a.)	Williams shall bear the cost, but not the risk, of
        obtaining a replacement certificate for the Stock;
b.)	Williams shall pay the estate the purchase price of
        $10,000.00 cash which amount is being held in escrow pending entry of this Order;
c.)	Williams shall pay all transaction costs for the sale
        up to $5,000.00; and
d.)	AppleTree shall provide full and prompt cooperation
        and assistance to Williams with all registration and trading requirements related to the Stock.

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


ROBERT WILLIAMS, 56, is the President, Secretary, Treasurer and sole director of the Company and is a Florida licensed Board Certified Optometric Physician. In 1977, Dr. Williams founded OptiServe Lens Lab, Inc., Ocala, Florida, a manufacturer of eyeglass lens and remains as its President and Chief Executive Officer. In1995, he founded Miami Vision Center, Inc., which consists of two retail stores in the Ocala area. Additionally, Dr. Williams was the founder of Optical Express, Inc., which merged with the Company in 19_. Dr. Williams received a bachelor of Business Administration from the University of Florida in 1967 and his Doctor of Optometry from Southern College of Optometry, Memphis, Tennessee in 1971.

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


                                     J R Bassett Optical, Inc.
                                     (formerly, Optical Express, Inc.)


Febrary 28, 2002                     By:/S/Robert E. Williams
                                      ------------------------
                                      Robert E. Williams
                                      President