Form 10KSB
period 2001-12-31
BASSETT J R OPTICAL INC
filed 2002-03-29
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               Form 10-KSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001
                                       -----------------


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ___________ to _________________


                      Commission file number 33-27651



                          J R BASSETT OPTICAL, INC.
                      (Formerly OPTICAL EXPRESS, INC.)
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           DELAWARE                                        87-0469497
---------------------------------                     -------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification No.)


                600 S.W. 10th Street, Ocala, Florida 34474
                ------------------------------------------
                 (Address of principal executive offices)


                                352-629-7509
                        ---------------------------
                        (Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [X]              No  [  ]


                APLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                                         Outstanding as of
                                                      August 31, 2000
----------------------------                         -----------------

Common Stock $.001 Par Value                            31,703,700

                     J R BASSETT OPTICAL, Inc.
                     -------------------------


I.   Financial Information
     ---------------------


     Item 1. Financial Statements

J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this quarterly report, with the exception of accounting and legal fees for filing Securities and Exchange Commission documents and the Corporate Income Tax Return.

                    J R BASSETT OPTICAL, INC.




                      FINANCIAL STATEMENTS

    For the Years Ended December 31, 2001, 2000, 1999, 1998, and 1997






                    TOGETHER WITH REPORT OF
                 CERTIFIED PUBLIC ACCOUNTANTS

                    Hammett, Odom & Company

            Certified Public Accountants & Associates

                        Ocala, Florida





             REPORT OF CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida


We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of December 31, 2001, 2000, 1999, 1998, and 1997, and the related statements of income and retained earnings, and cash flows for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.





/s/Hammett, Odom & Company


Ocala, Florida
March 25, 2002

                   J R Bassett Optical, Inc.

                        Balance Sheets
        December 31, 2001, 2000, 1999, 1998, and 1997




                            ASSETS
                            ------


                             12-31-01       12-31-00      12-31-99      12-31-98      12-31-97
                           -----------   ------------   -----------   -----------   -----------

CURRENT ASSETS             $      0.00   $       0.00   $      0.00   $      0.00   $      0.00

DEPRECIABLE ASSETS                0.00           0.00          0.00          0.00          0.00

OTHER ASSETS                      0.00           0.00          0.00          0.00          0.00
                           -----------   ------------   -----------   -----------   -----------
TOTAL ASSETS               $      0.00   $       0.00   $      0.00   $      0.00   $      0.00
                           ===========   ============   ===========   ===========   ===========



              LIABILITIES & STOCKHOLDERS' EQUITY
              ----------------------------------


CURRENT LIABILITIES        $  3,350.00   $       0.00   $      0.00   $      0.00   $      0.00

LONG-TERM LIABILITIES             0.00           0.00          0.00          0.00          0.00
                           -----------   ------------   -----------   -----------   -----------
TOTAL LIABILITIES             3,350.00           0.00          0.00          0.00          0.00

STOCKHOLDERS' EQUITY:

Common Stock, $0.001
Par Value, 31,703,700
shares authorized,
issued and outstanding       31,703.70      31,703.70     31,703.70     31,703.70     31,703.70

Capital in excess of
par value                         0.00           0.00          0.00          0.00          0.00

Retained Earnings
(Deficit)                  ( 35,053.70)   ( 31,703.70)  ( 31,703.70)  ( 31,703.70)  ( 31,703.70)
                           -----------   ------------   -----------   -----------   -----------
TOTAL STOCKHOLDERS'
EQUITY                     (  3,350.00)          0.00          0.00          0.00          0.00
                           -----------   ------------   -----------   -----------   -----------

TOTAL LIABILITIES and
STOCKHOLDERS' EQUITY        $     0.00   $       0.00   $      0.00   $      0.00   $      0.00
                           ===========   ============   ===========   ===========   ===========







UNAUDITED - See attached Report of Certified Public Accountants.

See attached Notes to Financial Statements

                        J R Bassett Optical, Inc.


              Statements of Income and Retained Earnings
        Years Ended December 31, 2001, 2000, 1999, 1998, and 1997



                             12-31-01       12-31-00      12-31-99      12-31-98      12-31-97
                           -----------   ------------   -----------   -----------   -----------

REVENUE                    $      0.00   $       0.00   $      0.00   $      0.00   $      0.00

EXPENSES                      3,350.00           0.00          0.00          0.00          0.00
                           -----------   ------------   -----------   -----------   -----------

NET INCOME (LOSS)         (  3,350.00)           0.00          0.00          0.00          0.00

RETAINED EARNINGS:
Beginning of Period        ( 31,703.70)   ( 31,703.70)   (31,703.70)   (31,703.70)   (31,703.70)
                           -----------   ------------   -----------   -----------   -----------

End of Period             $( 35,053.70)  $( 31,703.70)  $(31,703.70)  $(31,703.70)  $(31,703.70)
                           ===========   ============   ===========   ===========   ===========















UNAUDITED - See attached Report of Certified Public Accountants.

See attached Notes to Financial Statements

                          J R Bassett Optical, Inc.

                           Statements of Cash Flows
           Years Ended December 31, 2001, 2000, 1999, 1998, and 1997


<CAPTION
                                  12-31-01       12-31-00      12-31-99      12-31-98      12-31-97
                                -----------   ------------   -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Cash received from services     $      0.00   $       0.00   $      0.00   $      0.00   $      0.00
Payments of expenses             (     0.00)   (      0.00)   (     0.00)   (     0.00)   (     0.00)
                                -----------   ------------   -----------   -----------   -----------
Net Cash Provided by
  Operating Activities                 0.00           0.00          0.00          0.00          0.00


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings               0.00           0.00          0.00          0.00          0.00
Principal payments on note
  payable                        (     0.00)   (      0.00)   (     0.00)   (     0.00)   (     0.00)
                                -----------   ------------   -----------   -----------   -----------

     Net Cash Provided by
       Financing Activities            0.00           0.00          0.00          0.00          0.00


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of common
  stock                                0.00           0.00          0.00          0.00          0.00
Purchase of fixed assets         (     0.00)   (      0.00)   (     0.00)   (     0.00)   (     0.00)
Purchase of other assets         (     0.00)   (      0.00)   (     0.00)   (     0.00)   (     0.00)
                                -----------   ------------   -----------   -----------   -----------
     Net Cash Provided (Used)
       by Financing Activities         0.00           0.00          0.00          0.00          0.00

Net Increase (Decrease) In Cash        0.00           0.00          0.00          0.00          0.00

Cash at Beginning of Year              0.00           0.00          0.00          0.00          0.00
                                -----------   ------------   -----------   -----------   -----------

cash at End of Year             $      0.00   $       0.00   $      0.00   $      0.00   $      0.00
                                ===========   ============   ===========   ===========   ===========


Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

Net income (loss)               $( 3,350.00)  $       0.00   $      0.00   $      0.00   $      0.00

Adjustments to reconcile net
  income to net cash provided
  by operating activities:

Depreciation                           0.00           0.00          0.00          0.00          0.00
(Increase) in current assets     (     0.00)   (      0.00)   (     0.00)   (     0.00)   (     0.00)
Increase in current
  liabilities                      3,350.00           0.00          0.00          0.00          0.00
                                -----------   ------------   -----------   -----------   -----------
Net Cash Provided by
  Operating Activities          $      0.00   $       0.00   $      0.00   $      0.00   $      0.00
                                ===========   ============   ===========   ===========   ===========




UNAUDITED - See attached Report of Certified Public Accountants.

See attached Notes to Financial Statements

Item 2.	Notes to Financial Statements


                       J R Bassett Optical, Inc.

                     Notes to Financial Statements
            December 31, 2001, 2000, 1999, 1998, and 1997



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


7.  Description of Property

    The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.


8.  Legal Proceedings

    The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.


9.  Market for Common Equity and Related Stockholder Matters

    There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market.

    As of March 25, 2001, there were 140 holders of record of the Company's Common Stock.

    The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.

II. Other Information
---------------------

OTHER INFORMATION is not presented per the instructions to Part II since the items are inapplicable or answered in the negative.




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




                                 J R Bassett Optical, Inc.
                                 (formerly, Optical Express, Inc.)



March 25, 2002                   ___/s/Robert E. Williams____________
                                 Robert E. Williams
                                 President / C.E.O.