Form 10QSB
period 2002-03-31
BASSETT J R OPTICAL INC
filed 2002-09-09
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002
                                             --------------


[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ____________ to ________________


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


                                 352-732-2555
                         ---------------------------
                         (Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]                No  [ ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                        Outstanding as of March 31, 2002
             -----                        --------------------------------

   Common Stock $.001 Par Value                      31,703,700

I.   FINANCIAL INFORMATION
     ---------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------



                         J R BASSETT OPTICAL, INC.
                         CONDENSED BALANCE SHEETS

                                                                 March 31,       December 31,
                                                                   2002             2001
Assets                                                          (Unaudited)      (Unaudited)
------                                                          -----------      ------------
Current Assets                                                  $      0.00      $       0.00
Depreciable Assets                                                     0.00              0.00
Other Assets                                                           0.00              0.00
                                                                -----------      ------------
                                                                $      0.00      $       0.00
                                                                ===========      ============
Liabilities & Stockholders' Equity
----------------------------------
Current Liabilities
   Accounts Payable                                             $    750.00      $   3,350.00
   Loan from Stockholder                                           3,350.00              0.00
                                                                -----------      ------------
       Total Current Liabilities                                   4,100.00          3,350.00
Long-Term Liabilities                                                  0.00              0.00
                                                                -----------      ------------
       Total Liabilities                                           4,100.00          3,350.00
Stockholders' Equity:
  Common Stock, $0.001 Par Value, 31,703,700 shares
    authorized, issued and outstanding                            31,703.70         31,703.70
  Capital in Excess of Par Value                                       0.00              0.00
  Retained Earnings (Deficit)                                  (  35,803.70)    (   35,053.70)
                                                                -----------      ------------
       Total Stockholders' Equity                              (   4,100.00)    (    3,350.00)
                                                                -----------      ------------

       Total Liabilities & Stockholders' Equity                 $      0.00      $       0.00
                                                                ===========      ============



UNAUDITED - See attached Report of Certified Public Accountants.
            See attached Notes to Financial Statements.




                       J R BASSETT OPTICAL, INC.
     CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                      Quarter Ended
								 March 31,	 March 31,
                                                                   2002             2001
                                                                (Unaudited)	(Unaudited)
                                                                -----------     -----------
Net Sales                                                       $      0.00     $      0.00

Expenses                                                             750.00            0.00
                                                                -----------     -----------
Net Income (Loss)                                                (   750.00)           0.00

Retained Earnings ( Deficit):
  Beginning of Period                                            (35,053.70)     (31,703.70)
                                                                -----------     -----------
  End of Period                                                 $ 35,803.70)    $(31,703.70)
                                                                ===========     ===========



UNAUDITED - See attached Report of Certified Public Accountants.
            See attached Notes to Financial Statements.

                      J R BASSETT OPTICAL, INC.
                      STATEMENTS OF CASH FLOWS

                                                                      Quarter Ended
								 March 31,	 March 31,
                                                                   2002            2001
								(Unaudited)	(Unaudited)
                                                                -----------     -----------
Cash Flows from Operating Activities:
  Net income (loss)                                             $(   750.00)    $      0.00
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                                         0.00            0.00
  (Increase) Decrease in current assets                          (     0.00)     (     0.00)
  Increase (Decrease) in current liabilities                         750.00            0.00
                                                                -----------     -----------
  Net Cash Provided by Operating Activities                            0.00            0.00

Cash Flows from Financing Activities:
  Proceeds from borrowings                                             0.00            0.00
  Principal payments on note payable                             (     0.00)     (     0.00)
                                                                -----------     -----------
      Net Cash Provided (Used) by Financing Activities                 0.00            0.00

Cash Flows from Investing Activities:
  Proceeds from sale of common stock                                   0.00            0.00
  Purchase of fixed assets                                       (     0.00)     (     0.00)
  Purchase of other assets                                       (     0.00)     (     0.00)
                                                                -----------     -----------
      Net Cash Provided (Used) by Investing Activities                 0.00            0.00
                                                                -----------     -----------

Net Increase (Decrease) In Cash                                 $      0.00     $      0.00
                                                                ===========     ===========
Cash at Beginning of Period                                            0.00            0.00
                                                                -----------     -----------

Cash at End of Period                                           $      0.00     $      0.00
                                                                ===========     ===========


UNAUDITED - See attached Report of Certified Public Accountants.
            See attached Notes to Financial Statements.




ITEM 2.  NOTES TO FINANCIAL STATEMENTS
         -----------------------------


                       J R BASSETT OPTICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
               ---------------------------------------

1.  Organization
    ------------

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

In August 1993, the Company merged with The AppleTree Companies, Inc., a Delaware corporation, ("AppleTree") and became an operating subsidiary of AppleTree. At that time, Appletree owned 28,367,500 shares of the Company's common stock of 31,703,700 shares outstanding. In order to reflect the expansion of the Company into other states, in 1993, the name of the Company was changed to J R Bassett Optical, Inc. The operations of the Company were discontinued on August 31, 1995. On April 4, 1997, Appletree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, case No. 97-22597-SCS. J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this quarterly report, except for professional fees related to Securities and Exchange Commission fillings.

On November 18, 1999, The United States Bankruptcy Court, Eastern
District of Virginia, Norfolk Division approved the sale of 28,367,500 AppleTree Companies, Inc. stock of J R Bassett Optical, Inc. to Robert E. Williams, the former Chief Executive Officer and Chairman of the Board.

3.  Business of the Company
    -----------------------

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

4.  Basis of Accounting
    -------------------

The accompanying financial statements use the accrual basis of accounting, which the Company expects to use for both financial statement and income tax purposes. Consequently, revenues are recognized when earned and expenditures are recognized when incurred.

5.  Revenues and Expenses
    ---------------------

The Company discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this quarterly report, except for professional fees related to Securities and Exchange Commission fillings.

6.  Common Stock
    ------------

The Company has 31,703,700 shares of common stock, $0.001 par value, authorized, issued and outstanding. Since the Company has no assets other than the value of being a reporting company, the original capitalization, retained earnings (deficit) and any additional capital investments have been eliminated.

7.  Description of Property
    -----------------------

The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.

8.  Legal Proceedings
    -----------------

The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.

9.  Market for Common Equity and Related Stockholder Matters
    --------------------------------------------------------

There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of March 25, 2002, there were 140 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.


ITEM 3.   REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
          --------------------------------------



                     Hammett, Odom & Company
            Certified Public Accountants & Associates
                         Ocala, Florida



              REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of March 31, 2002 and December 31, 2001, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

/s/Hammett, Odom & Company

Ocala, Florida
September 6, 2002


II.  OTHER INFORMATION
     -----------------

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


                                 J R Bassett Optical, Inc.
                                 (formerly, Optical Express, Inc.)



SEPTEMBER 6, 2002                __/s/Robert E. Williams_________
                                 Robert E. Williams
                                 President / C.E.O.