Form 10QSB
period 2002-06-30
BASSETT J R OPTICAL INC
filed 2002-09-09
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2002
                                           ---------------


[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _____________ to _______________


                         Commission file number 33-27651


                             J R BASSETT OPTICAL, INC.
                          (Formerly OPTICAL EXPRESS, INC.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                               87-0469497
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

                       Yes  [X]                     No  [ ]


                       APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            Outstanding as of June 30, 2002
            -----                            -------------------------------
   Common Stock $.001 Par Value                         31,703,700

I.   FINANCIAL INFORMATION
     ---------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------


                           J R BASSETT OPTICAL, INC.
                           CONDENSED BALANCE SHEETS
                           -------------------------

                                                                  June 30,       December 31,
                                                                    2002             2001
Assets                                                          (Unaudited)      (Unaudited)
------                                                          -----------      ------------
  Current Assets                                                $      0.00      $       0.00
  Depreciable Assets                                                   0.00              0.00
  Other Assets                                                         0.00              0.00
                                                                -----------      ------------
                                                                $      0.00      $       0.00
                                                                ===========      ============
Liabilities & Stockholders' Equity
----------------------------------
Current Liabilities
  Accounts Payable                                              $  1,500.00      $   3,350.00
  Loan from Stockholder                                            3,350.00              0.00
                                                                -----------      ------------
        Total Current Liabilities                                  4,850.00          3,350.00

Long-Term Liabilities                                                  0.00              0.00
                                                                -----------      ------------
  Total Liabilities                                                4,850.00          3,350.00

Stockholders' Equity:
  Common Stock, $0.001 Par Value, 31,703,700 shares
    authorized, issued and outstanding                            31,703.70         31,703.70
  Capital in Excess of Par Value                                       0.00              0.00
  Retained Earnings (Deficit)                                    (36,553.70)      ( 35,053.70)
                                                                -----------      ------------
        Total Stockholders' Equity                               ( 4,850.00)      (  3,350.00)
                                                                -----------      ------------
        Total Liabilities & Stockholders' Equity                $      0.00      $       0.00
                                                                ===========      ============



UNAUDITED - See attached Report of Certified Public Accountants.
            See attached Notes to Financial Statements.




                       J R BASSETT OPTICAL, INC.
    CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
    -----------------------------------------------------------------


                                                                          Quarter Ended
                                                                    June 30,        June 30,
                                                                      2002            2001
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Net Sales                                                         $      0.00      $      0.00

Expenses                                                               750.00             0.00
                                                                  -----------      -----------

Net Income (Loss)                                                  (   750.00)            0.00

Retained Earnings ( Deficit):
  Beginning of Period                                              (35,803.70)      (31,703.70)
                                                                  -----------      -----------
  End of Period                                                   $(36,553.70)     $(31,703.70)
                                                                  ===========      ===========


UNAUDITED - See attached Report of Certified Public Accountants.
            See attached Notes to Financial Statements.

                     J R BASSETT OPTICAL, INC.
                     STATEMENTS OF CASH FLOWS


                                                                          Quarter Ended
                                                                   June 30,        June 30,
                                                                     2002            2001
                                                                  (Unaudited)     (Unaudited)
                                                                  -----------     -----------
Cash Flows from Operating Activities:
  Net income (loss)                                               $(   750.00)    $      0.00
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation                                                           0.00            0.00
  (Increase) Decrease in current assets                            (     0.00)     (     0.00)
  Increase (Decrease) in current liabilities                           750.00            0.00
                                                                  -----------     -----------
  Net Cash Provided by Operating Activities                              0.00            0.00

Cash Flows from Financing Activities:
  Proceeds from borrowings                                               0.00            0.00
  Principal payments on note payable                               (     0.00)     (     0.00)
                                                                  -----------     -----------
      Net Cash Provided (Used) by Financing Activities                   0.00            0.00

Cash Flows from Investing Activities:
  Proceeds from sale of common stock                                     0.00            0.00
  Purchase of fixed assets                                         (     0.00)     (     0.00)
  Purchase of other assets                                         (     0.00)     (     0.00)
                                                                  -----------     -----------
      Net Cash Provided (Used) by Investing Activities                   0.00            0.00

Net Increase (Decrease) In Cash                                   $      0.00     $      0.00
                                                                  ===========     ===========

Cash at Beginning of Year                                                0.00            0.00
                                                                  -----------     -----------

Cash at End of Year                                               $      0.00     $      0.00
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


                                              J R Bassett Optical, Inc.
                                      (formerly, Optical Express, Inc.)



September 6, 2002                     __/s/Robert E. Williams__________
                                      Robert E. Williams
                                      President / C.E.O.