Form 10QSB
period 2002-09-30
BASSETT J R OPTICAL INC
filed 2002-11-18
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               Form 10-QSB

        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT

       For the transition period from ____________ to ____________


                       Commission file number 33-27651


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

                              352-732-2555
                           -----------------
                       (Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X]              No  [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                  Outstanding as of September 30, 2002
            -----                  ------------------------------------
 Common Stock $.001 Par Value                  31,703,700

I.  FINANCIAL INFORMATION
    ---------------------
    ITEM 1.   FINANCIAL STATEMENTS
    -------   --------------------

                           J R BASSETT OPTICAL, INC.
                           -------------------------
                           CONDENSED BALANCE SHEETS
                           -------------------------

                                                                  9-30-02          9-30-01
Assets								(Unaudited)	 (Unaudited)
------                                                          -----------      -----------

Current Assets                                                  $      0.00      $      0.00
Depreciable Assets                                                     0.00             0.00
Other Assets                                                           0.00             0.00
                                                                 ----------       ----------

                                                                $      0.00      $      0.00
Liabilities & Stockholders' Equity                               ==========       ==========
----------------------------------
Current Liabilities
        Accounts Payable                                        $  2,250.00      $  3,350.00
        Loan from Stockholder                                      3,350.00             0.00
                                                                 ----------       ----------
                Total Current Liabilities                          5,600.00         3,350.00
Long-Term Liabilities                                                  0.00             0.00
                                                                 ----------       ----------
                Total Liabilities                                  5,600.00         3,350.00
Stockholders' Equity:
        Common Stock, $0.001 Par Value, 31,703,700 shares
        authorized, issued and outstanding                        31,703.70        31,703.70
        Capital in Excess of Par Value                                 0.00             0.00
        Retained Earnings (Deficit)                              (37,303.70)      (35,053.70)
                                                                 ----------       ----------
                Total Stockholders' Equity                        (5,600.00)       (3,350.00)
                                                                 ----------       ----------

                Total Liabilities & Stockholders' Equity        $      0.00      $      0.00
                                                                 ==========       ==========


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.


                          J R BASSETT OPTICAL, INC.
                          -------------------------
     CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
     -----------------------------------------------------------------

                                                                        Quarter Ended
                                                                        -------------
                                                                  9-30-02          9-30-01
                                                                (Unaudited)      (Unaudited)
                                                                -----------      -----------

Net Sales                                                       $      0.00      $      0.00

Expenses                                                             750.00             0.00
                                                                 ----------       ----------

Net Income (Loss)                                                   (750.00)            0.00

Retained Earnings ( Deficit):
         Beginning of Period                                     (36,557.70)      (31,703.70)
                                                                 ----------       ----------

         End of Period                                          $(37,303.70)     $(31,703.70)
                                                                 ==========       ==========


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                          J R BASSETT OPTICAL, INC.
                          -------------------------
                          STATEMENTS OF CASH FLOWS
                          -------------------------

                                                                                         Quarter Ended
                                                                                -------------
                                                                           9-30-02          9-30-01
                                                                         (Unaudited)      (Unaudited)
                                                                         -----------      -----------

Cash Flows from Operating Activities:
         Net income (loss)                                               $   (750.00)     $      0.00
         Adjustments to reconcile net income to net cash provided
                 by operating activities:
         Depreciation                                                           0.00             0.00
         (Increase) Decrease in current assets                                 (0.00)           (0.00)
         Increase (Decrease) in current liabilities                           750.00             0.00
                                                                         -----------      -----------

         Net Cash Provided by Operating Activities                              0.00             0.00

Cash Flows from Financing Activities:
         Proceeds from borrowings                                               0.00             0.00
         Principal payments on note payable                                    (0.00)           (0.00)
                                                                         -----------      -----------
         Net Cash Provided (Used) by Financing Activities                       0.00             0.00

Cash Flows from Investing Activities:
         Proceeds from sale of common stock                                     0.00             0.00
         Purchase of fixed assets                                              (0.00)           (0.00)
         Purchase of other assets                                              (0.00)           (0.00)
                                                                         -----------      -----------
                  Net Cash Provided (Used) by Investing Activities              0.00             0.00
                                                                         -----------      -----------

Net Increase (Decrease) In Cash                                          $      0.00      $      0.00
                                                                         ===========      ===========

Cash at Beginning of Period                                                     0.00             0.00
                                                                         -----------      -----------

Cash at End of Period                                                    $      0.00      $      0.00
                                                                         ===========      ===========




UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.



    ITEM 2.   NOTES TO FINANCIAL STATEMENTS
    -------   -----------------------------

                         J R BASSETT OPTICAL, INC.
                         --------------------------
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                   ---------------------------------------

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

9.  Market for Common Equity and Related Stockholder Matters
    --------------------------------------------------------
There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of September 30, 2002, there were 140 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any that may be generated to provide funds for the operation and expansion of its business.


               ITEM 3.  REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
                        --------------------------------------

                       Bomar, Hammett & Odom, CPA's, P.A.
                  Certified Public Accountants & Associates
                               Ocala, Florida

                    REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of September 30, 2002 and September 30, 2001, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida
	November 9, 2002


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


                                   J R Bassett Optical, Inc.
                                  (formerly, Optical Express, Inc.)



November 9, 2002                  /s/Robert E. Williams
                                  ---------------------
                                  Robert E. Williams
                                  President / C.E.O.