Form 10KSB
period 2002-12-31
BASSETT J R OPTICAL INC
filed 2003-04-25
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                    For the Year ended December 31, 2002


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________


                       Commission file number 33-27651


                         J R BASSETT OPTICAL, INC.
                         -------------------------
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

                             352-629-7509
                             ------------
                      (Issuer's telephone number)


    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  [X]              No  [  ]


                     APLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                          Outstanding as of December 31, 2002
        -----                          -----------------------------------
Common Stock $.001 Par Value                   31,703,700

I.  FINANCIAL INFORMATION
    ---------------------

ITEM 1.   FINANCIAL STATEMENTS
------    --------------------

J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this annual report, with the exception of accounting and legal fees for filing Securities and Exchange Commission documents and the Corporate Income Tax Return.

                          J R BASSETT OPTICAL, INC.
                          -------------------------
                          CONDENSED BALANCE SHEETS
                          ------------------------

     For the Years Ended December 31, 2002, 2001, 2000, 1999, and 1998


                                  ASSETS
                                  ------

                                  12-31-01      12-31-00      12-31-99      12-31-98      12-31-97
                                  --------      --------      --------      --------      --------

Current Assets                  $    410.00   $      0.00   $      0.00   $      0.00   $      0.00

Depreciable Assets                     0.00          0.00          0.00          0.00          0.00

Other Assets                           0.00          0.00          0.00          0.00          0.00
                                 ----------    ----------    ----------    ----------    ----------

Total Assets                    $    410.00   $      0.00   $      0.00   $      0.00   $      0.00

                                 ==========    ==========    ==========    ==========    ==========

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

Current Liabilities             $  7,898.74   $  3,350.00   $      0.00   $      0.00   $      0.00

Long-Term Liabilities                  0.00          0.00          0.00          0.00          0.00
                                 ----------    ----------    ----------    ----------    ----------

Total Liabilities                  7,898.74      3,350.00          0.00          0.00          0.00

Stockholders' Equity:
Common Stock, $0.001 Par Value,
31,703,700 shares authorized,
issued and outstanding            31,703.70     31,703.70     31,703.70     31,703.70     31,703.70

Capital in excess of par value         0.00          0.00          0.00          0.00          0.00

Retained Earnings (Deficit)      (39,192.44)   (35,053.70)   (31,703.70)   (31,703.70)   (31,703.70)
                                 ----------    ----------    ----------    ----------    ----------

Total Stockholders' Equity
(Deficit)                        ( 7,488.74)     3,350.00          0.00          0.00          0.00
                                 ----------    ----------    ----------    ----------    ----------
Total Liabilities and
Stockholders' Equity            $    410.00   $      0.00   $      0.00   $      0.00   $      0.00
                                  =========    ==========    ==========    ==========    ==========




UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements

                         J R BASSETT OPTICAL, INC.
                         -------------------------
                  CONDENSED STATEMENTS OF OPERATIONS AND
                  --------------------------------------
                       RETAINED EARNINGS (DEFICIT)
                       ---------------------------

         Years Ended December 31, 2002, 2001, 2000, 1999, and 1998


                                  12-31-02      12-31-01       12-31-00      12-31-99      12-31-98
                                  --------      --------       --------      --------      --------

Revenue                          $     0.00    $      0.00    $      0.00   $      0.00   $      0.00
Expenses                           3,350.00       3,350.00           0.00          0.00          0.00
                                 ----------     ----------     ----------    ----------    ----------

Net Income (Loss)                 (3,350.00)    ( 3,350.00)          0.00          0.00          0.00

Retained Earnings:
Beginning of Period (Deficit)    (35,053.70)    (31,703.70)    (31,703.70)    (31,703.70)  (31,703.70)
                                 ----------     ----------     ----------     ----------   ----------

End of Period (Deficit)         $(39,192.44)   $(35,053.70)   $(31,703.70)   $(31,703.70) $(31,703.70)
                                 ==========     ==========     ==========     ==========    =========




UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements



                         J R BASSETT OPTICAL, INC.
                         -------------------------
                   CONDENSED STATEMENTS OF CASH FLOWS
                   ----------------------------------
        Years Ended December 31, 2002, 2001, 2000, 1999, and 1998


                                        12-31-02      12-31-01      12-31-00      12-31-99      12-31-98
                                       ----------    ----------    ----------    ----------    ----------

Cash Flows from Operating Activities:
Cash received from services            $      0.00   $     0.00    $     0.00    $     0.00    $     0.00
Payments of expenses                    ( 4,398.74)   (    0.00)    (    0.00)    (    0.00)    (    0.00)
                                        ----------    ----------    ----------    ----------    ----------
    Net Cash Provided by
     Operating Activities               ( 4,398.74)        0.00          0.00          0.00          0.00

Cash Flows from Financing Activities:
Proceeds from stockholder loan            4,398.74         0.00          0.00          0.00          0.00
Principal payments on note payable      (     0.00)   (    0.00)    (    0.00)    (    0.00)    (    0.00)
                                        ----------    ----------    ----------    ----------    ----------
    Net Cash Provided by
     Financing Activities                 4,398.74         0.00          0.00          0.00          0.00

Cash Flows from Investing Activities:
Proceeds from sale of common stock            0.00         0.00          0.00          0.00          0.00
Purchase of fixed assets                (     0.00)   (    0.00)    (    0.00)    (    0.00)    (    0.00)
Purchase of other assets                (     0.00)   (    0.00)    (    0.00)    (    0.00)    (    0.00)
                                        ----------    ----------    ----------    ----------    ----------
    Net Cash Provided (Used) by
     Financing Activities                     0.00         0.00          0.00          0.00          0.00

Net Increase (Decrease) In Cash               0.00         0.00          0.00          0.00          0.00

Cash at Beginning of Year                     0.00         0.00          0.00          0.00          0.00
                                        ----------    ----------    ----------    ----------    ----------

Cash at End of Year                    $      0.00   $     0.00    $     0.00    $     0.00    $     0.00
                                        ==========    =========     =========     =========     =========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income (loss)                      $( 4,138.74)  $(3,350.00)   $     0.00    $     0.00    $     0.00

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                  0.00         0.00          0.00          0.00          0.00
(Increase) in current assets            (   410.00)   (    0.00)    (    0.00)    (    0.00)    (    0.00)
Increase in current liabilities             150.00     3,350.00          0.00          0.00          0.00
                                        ----------    ---------    ----------    ----------    ----------
Net Cash Provided by
  Operating Activities                 $( 4,398.74)  $     0.00    $     0.00    $     0.00    $     0.00
                                        ==========    =========     =========     =========     =========



UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements

ITEM 2.   NOTES TO FINANCIAL STATEMENTS
------    -----------------------------

                          J R BASSETT OPTICAL, INC.
                          -------------------------
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                   ---------------------------------------

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

5.  Revenues and Expenses
    ---------------------
The Company discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this annual report, except for professional fees related to Securities and Exchange Commission fillings and filing of the Corporate tax returns.

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

9.  Market for Common Equity and Related Stockholder Matters
    --------------------------------------------------------
There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of September 30, 2002, there were 140 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.


ITEM 3.   REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
-------   --------------------------------------

                     Bomar, Hammett & Odom, CPA's, P.A.

                  Certified Public Accountants & Associates

                              Ocala, Florida

                  REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of December 31, 2002, 2001, 2000, 1999, and 1998, and the related statements of income and retained earnings, and cash flows for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.


/s/Bomar, Hammett & Odom, CPA's, P.A.

Ocala, Florida
April 21, 2003



II.	OTHER INFORMATION
-------------------------

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

                                       J R Bassett Optical, Inc.
                                       (Formerly, Optical Express, Inc.)


April 21, 2003                         /s/Robert E. Williams
                                       ________________________
                                       Robert E. Williams
                                       President / C.E.O.