Form 10QSB
period 2003-03-31
BASSETT J R OPTICAL INC
filed 2003-04-25
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ___________ to _____________


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

                              352-732-2555
                              ------------
                       (Issuer's telephone number)


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

        Class                           Outstanding as of March 31, 2003
        -----                           --------------------------------
Common Stock $.001 Par Value                        31,703,700

I.  FINANCIAL INFORMATION
    ---------------------

    ITEM 1.         FINANCIAL STATEMENTS
    -------         --------------------

                           J R BASSETT OPTICAL, INC.
                           -------------------------
                           CONDENSED BALANCE SHEETS
                           ------------------------


                                                          March 31,       December 31,
                                                            2003             2002
                                                         (Unaudited)      (Unaudited)
                                                          ---------        ---------

Assets
Current Assets                                          $     315.00     $     410.00
Depreciable Assets                                              0.00             0.00
Other Assets                                                    0.00             0.00
                                                         -----------      -----------

                                                        $     315.00     $     410.00
                                                         ===========      ===========


                      Liabilities & Stockholders' Equity
                      ----------------------------------

Current Liabilities
    Accounts Payable                                    $   3,500.00     $   2,250.00
    Accrued Expenses Payable                                  750.00         1,250.00
    Loan from Stockholder                                   4,398.74         4,398.74
                                                         -----------      -----------
         Total Current Liabilities                          8,648.74         7,898.74
Long-Term Liabilities                                           0.00             0.00
                                                         -----------      -----------
         Total Liabilities                                  8,648.74         7,898.74
Stockholders' Equity:
Common Stock, $0.001 Par Value, 31,703,700 shares
authorized, issued and outstanding                         31,703.70        31,703.70
Capital Received in Excess of Par Value                         0.00             0.00
Retained Earnings (Deficit)                              ( 40,037.44)     ( 39,192.44)
                                                         -----------      -----------
         Total Stockholders' Equity                      (  8,333.74)     (  7,488.74)
                                                         -----------      -----------

         Total Liabilities & Stockholders' Equity       $     315.00     $     410.00
                                                         ===========      ===========




UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.


                           J R BASSETT OPTICAL, INC.
                           -------------------------
    CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
    -----------------------------------------------------------------


                                                               Quarter Ended
                                                               -------------
                                                         March 31,       March 31,
                                                           2003            2002
                                                        (Unaudited)      (Unaudited)
                                                         ---------        ---------

Net Sales                                               $       0.00     $       0.00
Expenses                                                      845.00           750.00
                                                         -----------      -----------
Net Income (Loss)                                        (    845.00)     (    750.00)

Retained Earnings ( Deficit):
    Beginning of Period                                  ( 35,803.70)     ( 35,053.70)
                                                         -----------      -----------
    End of Period                                       $( 36,648.70)    $( 35,803.70)
                                                         ===========      ===========



UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                         J R BASSETT OPTICAL, INC.
                         -------------------------
                    CONDENSED STATEMENTS OF CASH FLOWS
                    ----------------------------------


                                                                     Quarter Ended
                                                                     -------------

                                                                March 31,       March 31,
                                                                  2003            2002
                                                               (Unaudited)     (Unaudited)
                                                                ---------       ---------

Cash Flows from Operating Activities:

    Net income (loss)                                          $(  845.00)     $(  750.00)
    Adjustments to reconcile net income to net cash provided
         by operating activities:
    Depreciation                                                     0.00            0.00
    (Increase) Decrease in current assets                       (   95.00)      (    0.00)
    Increase (Decrease) in current liabilities                     750.00          750.00
                                                                ---------       ---------

    Net Cash Provided by Operating Activities                        0.00            0.00

Cash Flows from Financing Activities:
    Proceeds from borrowings                                         0.00            0.00
    Principal payments on note payable                          (    0.00)      (    0.00)
                                                                ---------       ---------
         Net Cash Provided (Used) by Financing Activities            0.00            0.00

Cash Flows from Investing Activities:
    Proceeds from sale of common stock                               0.00            0.00
    Purchase of fixed assets                                    (    0.00)      (    0.00)
    Purchase of other assets                                    (    0.00)      (    0.00)
                                                                ---------       ---------
         Net Cash Provided (Used) by Investing Activities            0.00            0.00
                                                                ---------       ---------

Net Increase (Decrease) In Cash                                $     0.00      $     0.00
                                                                =========       =========

Cash at Beginning of Period                                          0.00            0.00
                                                                     ----            ----

Cash at End of Period                                          $     0.00      $     0.00
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


        ITEM 3.   REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
        -------   --------------------------------------

                    Bomar, Hammett & Odom, CPA's, P.A.
               Certified Public Accountants & Associates
                           Ocala, Florida

               REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of March 31, 2003 and December 31, 2002, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida

April 21, 2003


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


                                   J R Bassett Optical, Inc.
                                   (Formerly, Optical Express, Inc.)

April 21, 2003                     /s/Robert E. Williams
                                   _____________________________
                                   Robert E. Williams
                                   President / C.E.O.