Form 10QSB
period 2003-06-30
BASSETT J R OPTICAL INC
filed 2003-08-19
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003


[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT

     For the transition period from _____________ to ____________


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

                    Yes  [X]          No  [ ]


               APLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                    Outstanding as of June 30, 2003
          -----                    -------------------------------

Common Stock $.001 Par Value                 31,703,700

I.   FINANCIAL INFORMATION

     ITEM 1.        FINANCIAL STATEMENTS
     ------         --------------------

                    J R BASSETT OPTICAL, INC.

                    CONDENSED BALANCE SHEETS
                    ------------------------

                                               June 30,     December 31,
                                                 2003            2002
                                             (Unaudited)     (Unaudited)
                                             -----------    ------------
                        Assets
                        ------
Current Assets                               $    220.00    $     410.00
Depreciable Assets                                  0.00            0.00
Other Assets                                        0.00            0.00
                                             -----------    ------------
                                             $    220.00    $     410.00
                                             ===========    ============

           Liabilities & Stockholders' Equity
           ----------------------------------

Current Liabilities
     Accounts Payable                        $  4,250.00    $   2,250.00
     Accrued Expenses Payable                     750.00        1,250.00
     Loan from Stockholder                      4,398.74        4,398.74
                                             -----------    ------------
          Total Current Liabilities             9,398.74        7,898.74

Long-Term Liabilities                               0.00            0.00
                                             -----------    ------------
          Total Liabilities                     9,398.74        7,898.74
Stockholders' Equity:
     Common Stock, $0.001 Par Value,
       31,703,700 shares authorized,
       issued and outstanding                  31,703.70       31,703.70
     Capital Received in Excess of
       Par Value                                    0.00            0.00
     Retained Earnings (Deficit)              (40,882.44)     (39,192.44)
                                             -----------    ------------
          Total Stockholders' Equity          ( 9,178.74)     ( 7,488.74)
                                             -----------    ------------

          Total Liabilities &
            Stockholders' Equity             $    220.00    $     410.00
                                             ===========    ============


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.


                      J R BASSETT OPTICAL, INC.

   CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
   -----------------------------------------------------------------


                                                   Quarter Ended
                                              June 30,       June 30,
                                                2003           2002
                                             (Unaudited)    (Unaudited)
                                             -----------    -----------
Net Sales                                    $      0.00    $      0.00
Expenses                                          845.00         750.00
                                             -----------    -----------
Net Income (Loss)                             (   845.00)       (750.00)

Retained Earnings ( Deficit):
     Beginning of Period                      (40,037.44)    (35,803.70)
                                             -----------    -----------
     End of Period                           $(40,882.44)   $(36,553.70)
                                             ===========    ============


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                    J R BASSETT OPTICAL, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
               ----------------------------------

                                                        Quarter Ended
                                                   June 30,       June 30,
                                                     2003          2002
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
Cash Flows from Operating Activities:
     Net income (loss)                            $(   845.00)   $(   750.00)
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation                                    0.00           0.00
         (Increase) Decrease in current assets     (    95.00)    (     0.00)         Increase (Decrease) in current liabilities
                                                       750.00         750.00
                                                  -----------    -----------
     Net Cash Provided by Operating Activities           0.00           0.00

Cash Flows from Financing Activities:
     Proceeds from borrowings                            0.00           0.00
     Principal payments on note payable            (     0.00)    (     0.00)
                                                  -----------    -----------
          Net Cash Provided (Used) by
             Financing Activities                        0.00           0.00

Cash Flows from Investing Activities:
     Proceeds from sale of common stock                  0.00           0.00
     Purchase of fixed assets                      (     0.00)    (     0.00)
     Purchase of other assets                      (     0.00)    (     0.00)
                                                  -----------    -----------
          Net Cash Provided (Used) by
            Investing Activities                         0.00           0.00
                                                  -----------    -----------

Net Increase (Decrease) In Cash                   $      0.00    $      0.00
                                                  ===========    ===========

Cash at Beginning of Period                              0.00           0.00
                                                  ===========    ===========

Cash at End of Period                             $      0.00    $      0.00
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

9. Market for Common Equity and Related Stockholder Matters
   --------------------------------------------------------
   There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of June 30, 2003, there were 140 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.



ITEM 3.        REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------


               Bomar, Hammett & Odom, CPA's, P.A.
            Certified Public Accountants & Associates
                         Ocala, Florida


             REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of June 30, 2003 and December 31, 2002, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida

August 10, 2003




II.  OTHER INFORMATION
     -----------------

OTHER INFORMATION is not presented per the instructions to Part
II since the items are inapplicable or answered in the negative.


Item 6 - Exhibits and reports on Form 8-K
         --------------------------------

31.1        Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002


32.1        Certification of Chief Executive Officer Pursuant to 18
            U.S.C. Section 1350


Reports There were no reports filed on Form 8-K during the quarter ended June 30, 2003.




                           SIGNATURES
                           ----------

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                        J R Bassett Optical, Inc.
                                (Formerly, Optical Express, Inc.)



August 14, 2003                 /s/Robert E. Williams
                                ------------------------------------
                                Robert E. Williams, President/ C.E.O.