Form 10QSB
period 2003-09-30
BASSETT J R OPTICAL INC
filed 2003-11-04
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________


                     Commission file number 33-27651


                          J R BASSETT OPTICAL, INC.
       ---------------------------------------------------------------
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

         Class                        Outstanding as of September 30, 2003
         -----                        ------------------------------------
Common Stock $.001 Par Value                       31,703,700

I.  FINANCIAL INFORMATION
    ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                          J R BASSETT OPTICAL, INC.
                          ------------------------
                          CONDENSED BALANCE SHEETS
                          ------------------------

                                                          September 30,   December 31,
                                                              2003           2002
                                                          (Unaudited)     (Unaudited)
                                                          ------------    ------------
                                     Assets
                                     ------
Current Assets                                             $    220.00     $      0.00
Depreciable Assets                                                0.00            0.00
Other Assets                                                      0.00            0.00
                                                           -----------     -----------
                                                           $    220.00     $      0.00
                                                           ===========     ===========

                          Liabilities & Stockholders' Equity
                          ----------------------------------
Current Liabilities
    Accounts Payable                                       $  9,400.00     $  2,250.00
    Accrued Expenses Payable                                    750.00            0.00
    Loan from Stockholder                                     4,398.74        3.350.00
                                                           -----------     -----------
         Total Current Liabilities                           14,548.74        5,600.00
Long-Term Liabilities                                             0.00            0.00
                                                           -----------     -----------
         Total Liabilities                                   14,548.74        5.600.00

Stockholders' Equity:
     Common Stock, $0.001 Par Value, 31,703,700 shares
     authorized, issued and outstanding                      31,703.70       31,703.70
     Capital Received in Excess of Par Value                      0.00            0.00
     Retained Earnings (Deficit)                           ( 46,032.44)    ( 37,303.70)
                                                           -----------     -----------
         Total Stockholders' Equity                        ( 14,328.74)    (  5,600.00)
                                                           -----------     -----------
         Total Liabilities & Stockholders' Equity          $    220.00     $      0.00
                                                           ===========     ===========


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.


                          J R BASSETT OPTICAL, INC.
                          -------------------------
       CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
       -----------------------------------------------------------------


                                                    Quarter Ended
                                            -----------------------------
                                            September 30,   September 30,
                                                2003            2002
                                             (Unaudited)     (Unaudited)
                                             ------------    ------------

Net Sales                                   $       0.00    $       0.00
Expenses                                          750.00          750.00
                                             -----------     -----------
Net Income (Loss)                            (    750.00)    (    750.00)

Retained Earnings ( Deficit):
    Beginning of Period                      ( 45,282.44)    ( 36,553.70)
                                             -----------     -----------
    End of Period                           $( 46,032.44)   $( 37,303.70)
                                             ===========     ===========


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                           J R BASSETT OPTICAL, INC.
                           -------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                         Quarter Ended
                                                                 -----------------------------
                                                                 September 30,   September 30,
                                                                      2003            2002
                                                                  (Unaudited)     (Unaudited)
                                                                 -------------   -------------

Cash Flows from Operating Activities:
    Net income (loss)                                            $(   750.00)    $(   750.00)
    Adjustments to reconcile net income to net cash provided
         by operating activities:
    Depreciation                                                        0.00             0.00
    (Increase) Decrease in current assets                         (     0.00)      (     0.00)
    Increase (Decrease) in current liabilities                        750.00           750.00
                                                                   ---------        ---------

         Net Cash Provided by Operating Activities                      0.00             0.00

Cash Flows from Financing Activities:
    Proceeds from borrowings                                            0.00             0.00
    Principal payments on note payable                            (     0.00)      (     0.00)
                                                                   ---------        ---------
         Net Cash Provided (Used) by Financing Activities               0.00             0.00

Cash Flows from Investing Activities:
    Proceeds from sale of common stock                                  0.00             0.00
    Purchase of fixed assets                                      (     0.00)      (     0.00)
    Purchase of other assets                                      (     0.00)      (     0.00)
                                                                   ---------        ---------
         Net Cash Provided (Used) by Investing Activities               0.00             0.00
                                                                   ---------        ---------
Net Increase (Decrease) In Cash                                  $      0.00      $      0.00
                                                                   =========        =========

Cash at Beginning of Period                                             0.00             0.00
                                                                        ----             ----

Cash at End of Period                                            $      0.00      $      0.00
                                                                   =========        =========



UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.


         ITEM 2.       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                         J R BASSETT OPTICAL, INC.
                         -------------------------
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                ---------------------------------------

1.  Organization
    ------------
    J R Bassett Optical, Inc. (formerly Optical Express, Inc.) is organized, under the laws of the State of Delaware. The Company is a reporting company under section 13 or 15(d) of the Securities Exchange Act of 1934 (Commission file number 33-27651

2.  History of the Company
    ----------------------
    JR Bassett Optical, Inc. (the "Company") was established under the laws of the state of Utah in March 1989, under the name "Bluefield Enterprises, Inc." Bluefield Enterprises, Inc. had no operations until July, 1992, when the Company merged with Optical Express, Inc., a Florida corporation engaged in the business of operating retail eyewear stores in Central Florida, at which time the name of the Company was changed to Optical Express, Inc. In August 1993, the Company merged with The AppleTree Companies, Inc., a Delaware corporation, ("AppleTree") and became an operating subsidiary of AppleTree. At that time, AppleTree owned 28,367,500 shares of the

    Company's common stock of 31,703,700 shares outstanding. In order to reflect the expansion of the Company into other states, in 1993, the name of the Company was changed to J R Bassett Optical, Inc. The operations of the Company were discontinued on August 31, 1995. On April 4, 1997, AppleTree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 97-22597-SCS. J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this quarterly report, except for professional fees related to Securities and Exchange Commission fillings.

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

9.  Market for Common Equity and Related Stockholder Matters
    --------------------------------------------------------
    There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of September 30, 2003, there were 140 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.


    ITEM 3.        REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
                   --------------------------------------

                   Bomar, Hammett & Associates, CPAs, P.A.
                  Certified Public Accountants & Associates
                                 Ocala, Florida

                   REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of September 30, 2003 and December 31, 2002, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida

                       /s/Bomar, Hammett & Associates, CPAs, P.A.

October 31, 2003



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


                                       J R Bassett Optical, Inc.
                                       (Formerly, Optical Express, Inc.)



October 31, 2003                       /s/Robert E. Williams
                                       ----------------------------------
                                       Robert E. Williams,
                                       President / C.E.O.