Form 10KSB
period 2003-12-31
BASSETT J R OPTICAL INC
filed 2004-03-23
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-KSB

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

              For the Year ended December 31, 2003


 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT

      For the transition period from ___________ to ______________


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

          Class                             Outstanding as of
                                            December 31, 2003

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


                    J R BASSETT OPTICAL, INC.
                    CONDENSED BALANCE SHEETS
                    ------------------------
For the Years Ended December 31, 2003, 2002, 2001, 2000, and 1999


                                                       ASSETS
                                                       ------

                              12-31-03         12-31-02       12-31-01       12-31-00       12-31-99
                            ------------    -------------   ------------   ------------   ------------

Current Assets              $       0.00    $      410.00   $       0.00   $       0.00   $       0.00
Depreciable Assets                  0.00             0.00           0.00           0.00           0.00

Other Assets                        0.00             0.00           0.00           0.00           0.00
                            ------------    -------------   ------------   ------------   ------------
Total Assets                $       0.00    $      410.00   $       0.00   $       0.00   $       0.00
                            ============    =============   ============   ============   ============


                                          LIABILITIES & STOCKHOLDERS' EQUITY
                                          ----------------------------------

Current Liabilities         $  18,265.80     $   7,898.74   $   3,350.00   $       0.00   $       0.00

Long-Term Liabilities               0.00             0.00           0.00           0.00           0.00
                            ------------    -------------   ------------   ------------   ------------
Total Liabilities              18,265.80         7,898.74       3,350.00           0.00           0.00

Stockholders' Equity:
Common Stock, $0.001 Par
Value, 31,703,700 shares
authorized, issued and
outstanding                    31,703.70        31,703.70      31,703.70      31,703.70      31,703.70

Capital in excess of par
value                               0.00             0.00           0.00           0.00           0.00

Retained Earnings
(Deficit)                    ( 49,969.50)     ( 39,192.44)   ( 31,703.70)   ( 31,703.70)   ( 31,703.70)
                            ------------    -------------   ------------   ------------   ------------

Total Stockholders' Equity
(Deficit)                    ( 18,265.80)        7,488.74       3,350.00           0.00           0.00
                            ------------    -------------   ------------   ------------   ------------

Total Liabilities and
Stockholders' Equity        $       0.00    $      410.00   $       0.00   $       0.00   $       0.00
                            ============    =============   ============   ============   ============



UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements

                         J R BASSETT OPTICAL, INC.
                   CONDENSED STATEMENTS OF OPERATIONS AND
                        RETAINED EARNINGS (DEFICIT)
                        ---------------------------
         Years Ended December 31, 2003, 2002, 2001, 2000, and 1999

                              12-31-03         12-31-02       12-31-01       12-31-00       12-31-99
                            ------------    -------------   ------------   ------------   ------------
Revenue                     $       0.00    $        0.00   $       0.00   $       0.00   $       0.00
Expenses                       10,777.06         3,350.00       3,350.00           0.00           0.00
                            ------------    -------------   ------------   ------------   ------------

Net Income (Loss)            ( 10,777.06)    (   3,350.00)   (  3,350.00)          0.00           0.00

Retained Earnings:
Beginning of Period
(Deficit)                    ( 39,192.44)    (  35,053.70)   ( 31,703.70)   ( 31,703.70)    (31,703.70)
                            ------------    -------------   ------------   ------------   ------------

End of Period (Deficit)     $( 49,969.50)   $(  39,192.44)  $( 35,053.70)  $( 31,703.70)  $( 31,703.70)
                            ============    =============   ============   ============   ============


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements


                         J R BASSETT OPTICAL, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------
         Years Ended December 31, 2003, 2002, 2001, 2000, and 1999

                                        12-31-03         12-31-02       12-31-01       12-31-00       12-31-99
                                      ------------    -------------   ------------   ------------   ------------

Cash Flows from Operating Activities:
Cash received from services           $       0.00    $        0.00   $       0.00   $       0.00   $       0.00
Payments of expenses                   (      0.00)      ( 4,398.74)   (      0.00)    (     0.00)   (      0.00)
                                      ------------    -------------   ------------   ------------   ------------
   Net Cash Provided by
     Operating Activities              (      0.00)      ( 4,398.74)          0.00           0.00           0.00

Cash Flows from Financing Activities:
Proceeds from stockholder loan                0.00         4,398.74           0.00           0.00           0.00
Principal payments on note payable     (      0.00)      (     0.00)   (      0.00)    (     0.00)   (      0.00)
                                      ------------    -------------   ------------   ------------   ------------
     Net Cash Provided by
       Financing Activities                   0.00         4,398.74           0.00           0.00           0.00

Cash Flows from Investing Activities:
Proceeds from sale of common stock            0.00             0.00           0.00           0.00           0.00
Purchase of fixed assets               (      0.00)      (     0.00)    (     0.00)    (     0.00)   (      0.00)
Purchase of other assets               (      0.00)      (     0.00)    (     0.00)    (     0.00)   (      0.00)
                                      ------------    -------------   ------------   ------------   ------------
     Net Cash Provided (Used) by
       Financing Activities                   0.00             0.00           0.00           0.00           0.00

Net Increase (Decrease) In Cash               0.00             0.00           0.00           0.00           0.00

Cash at Beginning of Year                     0.00             0.00           0.00           0.00           0.00
                                      ------------    -------------   ------------   ------------   ------------

Cash at End of Year                   $       0.00    $        0.00   $       0.00   $       0.00   $       0.00
                                      ============    =============   ============   ============   ============


Reconciliation of Net Income to Net
Cash Provided by Operating Activities:

Net income (loss)                     $( 10,777.06)   $(   4,138.74)  $   3,350.00   $       0.00   $       0.00

Adjustments to reconcile net income
to net cash provided by operating
activities:

Depreciation                                  0.00             0.00           0.00           0.00           0.00
(Increase) in current assets           (    410.00)     (    410.00)   (      0.00)   (      0.00)   (      0.00)
Increase in current
liabilities                              10,367.06           150.00       3,350.00           0.00           0.00
                                      ------------    -------------   ------------   ------------   ------------
Net Cash Provided by
  Operating Activities                $(      0.00)   $ (  4,398.74)  $       0.00   $       0.00   $       0.00
                                      ============    =============   ============   ============   ============


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

5.   Revenues and Expenses
     ----------------------

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


ITEM 3.   REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
------    --------------------------------------

               Bomar, Hammett & Odom, CPA's, P.A.

            Certified Public Accountants & Associates

                         Ocala, Florida

             REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of December 31, 2003, 2002, 2001, 2000, and 1999, and the related statements of income and retained earnings, and cash flows for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.


Ocala, Florida         /s/ Bomar, Hammett & Associates, CPAs, P.A.
March 10, 2004



II.  OTHER INFORMATION
----------------------

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

                              J R Bassett Optical, Inc.
                              (Formerly, Optical Express, Inc.)

March 23, 2004                /s/Robert E. Williams
                              -----------------------------------
                              Robert E. Williams
                              President / C.E.O.