Form 10QSB
period 2004-03-31
BASSETT J R OPTICAL INC
filed 2004-04-30
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2004
                                   --------------


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

          Class                            Outstanding as of March 31, 2004
          -----                            --------------------------------

Common Stock $.001 Par Value                          31,703,700

I.   FINANCIAL INFORMATION
     ---------------------

     ITEM 1.    FINANCIAL STATEMENTS
     ------     --------------------


                         J R BASSETT OPTICAL, INC.
                         CONDENSED BALANCE SHEETS
                         ------------------------

                                                   March 31,     December 31,
                                                     2004           2003
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
                      Assets
                      ------
Current Assets                                    $      0.00    $      0.00
Depreciable Assets                                       0.00           0.00
Other Assets                                             0.00           0.00
                                                  -----------    -----------
                                                  $      0.00    $      0.00
                                                  ===========    ===========


        Liabilities & Stockholders' Equity
        ----------------------------------

Current Liabilities
     Accounts Payable                             $ 13,867.06    $ 10,217.06
     Accrued Expenses Payable                          900.00       3,650.00
     Loan from Stockholder                           4,398.74       4,398.74
                                                  -----------    -----------
          Total Current Liabilities                 19,165.80      18,265.80

Long-Term Liabilities                                    0.00           0.00
                                                  -----------    -----------
          Total Liabilities                         19,165.80      18,265.80

Stockholders' Equity:
     Common Stock, $0.001 Par Value,
     31,703,700 shares authorized, issued
     and outstanding                                31,703.70      31,703.70
     Capital Received in Excess of Par Value             0.00           0.00
     Retained Earnings (Deficit)                   (50,869.50)    (49,969.50)
                                                  -----------    -----------
          Total Stockholders' Equity (Deficit)     (19,165.80)    (18,265.80)
                                                  -----------    -----------

          Total Liabilities &
            Stockholders' Equity                  $      0.00    $      0.00
                                                  ===========    ===========


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.



                         J R BASSETT OPTICAL, INC.
     CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
     -----------------------------------------------------------------

                                                       Quarter Ended
                                                  --------------------------
                                                   March 31,      March 31,
                                                     2004           2003
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
Net Sales                                         $      0.00    $      0.00
Expenses                                               900.00         845.00
                                                  -----------    -----------
Net Income (Loss)                                  (   900.00)    (   845.00)

Retained Earnings ( Deficit):
     Beginning of Period                           (49,969.50)    (35,803.70)
                                                  -----------    -----------
End of Period                                     $(50,869.50)   $(36,648.70)
                                                  ===========    ===========



UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                         J R BASSETT OPTICAL, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                    ----------------------------------

                                                       Quarter Ended
                                                  --------------------------
                                                   March 31,      March 31,
                                                     2004           2003
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------

Cash Flows from Operating Activities:
     Net income (loss)                            $(   900.00)   $(   845.00)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                        0.00           0.00
     (Increase) Decrease in current assets         (     0.00)    (    95.00)
     Increase (Decrease) in current
       liabilities                                     900.00         750.00
                                                  -----------    -----------
     Net Cash Provided by Operating Activities           0.00           0.00

Cash Flows from Financing Activities:
     Proceeds from borrowings                            0.00           0.00
     Principal payments on note payable            (     0.00)    (     0.00)
                                                  -----------    -----------
          Net Cash Provided (Used) by
          Financing Activities                           0.00           0.00

Cash Flows from Investing Activities:
     Proceeds from sale of common stock                  0.00           0.00
     Purchase of fixed assets                      (     0.00)    (     0.00)
     Purchase of other assets                      (     0.00)    (     0.00)
                                                  -----------    -----------
          Net Cash Provided (Used) by
          Investing Activities                           0.00           0.00
                                                  -----------    -----------

Net Increase (Decrease) In Cash                   $      0.00    $      0.00
                                                  ===========    ===========

Cash at Beginning of Period                              0.00           0.00
                                                  -----------    -----------

Cash at End of Period                             $      0.00    $      0.00
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

5. Revenues and Expenses
   ---------------------
   The Company discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this quarterly report, except for professional fees related to Securities and Exchange Commission filings.

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


   ITEM 3.    REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
   ------     --------------------------------------

             Bomar, Hammett & Associates, CPAs, P.A.
            Certified Public Accountants & Associates
                         Ocala, Florida


             REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of March 31, 2004 and December 31, 2003, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida

                     /s/ Bomar, Hammett & Associates, CPAs, P.A.

                         Bomar, Hammett & Associates, CPAs, P.A.
April 23, 2004


II.  OTHER INFORMATION
--   -----------------

OTHER INFORMATION is not presented per the instructions to Part
II since the items are inapplicable or answered in the negative.

                           SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                        J R Bassett Optical, Inc.
                                (Formerly, Optical Express, Inc.)


                                /s/Robert E. Williams
April 23, 2004                  ---------------------------------
                                   Robert E. Williams
                                   President / C.E.O.