Form 10QSB
period 2004-06-30
BASSETT J R OPTICAL INC
filed 2004-08-16
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


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


                       APLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                                    Outstanding as of June 30, 2004
       -----                                    -------------------------------
Common Stock $.001 Par Value                              35,829,919

I.  FINANCIAL INFORMATION
    ---------------------

        ITEM 1. FINANCIAL STATEMENTS
        ------  --------------------

                            J R BASSETT OPTICAL, INC.
                            -------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                   June 30,      December 31,
                                                                     2004            2003
                                                                  (Unaudited)     (Unaudited)
                                                                -------------    -------------
                                     Assets
                                     ------
Current Assets                                                  $        0.00    $        0.00
Other Assets                                                             0.00             0.00
                                                                -------------    -------------

                                                                $        0.00    $        0.00
                                                                =============    =============

                       Liabilities & Stockholders' Equity
                       ----------------------------------
Current Liabilities
         Accounts Payable                                       $        0.00    $   10,217.06
         Accrued Expenses Payable                                        0.00         3,650.00
         Loan from Stockholder                                           0.00         4,398.74
                                                                -------------    -------------
                  Total Current Liabilities                              0.00        18,265.80
Long-Term Liabilities                                                    0.00             0.00
                                                                -------------    -------------
                  Total Liabilities                                      0.00        18,265.80
Stockholders' Equity:
         Common Stock, $0.001 Par Value, 75,000,000 shares
         authorized, 35,829,195 issued and outstanding              35,829.19        31,703.70
         Capital Received in Excess of Par Value                    17,657.12             0.00
         Retained Earnings (Deficit)                               (53,486.31)      (49,969.50)
                                                                -------------    -------------
                  Total Stockholders' Equity                            (0.00)      (18,265.80)

                  Total Liabilities & Stockholders' Equity      $        0.00    $        0.00
                                                                =============    =============

UNAUDITED - See attached Report of Certified Public Accountants.

See attached Notes to Financial Statements.

                            J R BASSETT OPTICAL, INC.
                            -------------------------
        CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
        -----------------------------------------------------------------

                                                          Quarter Ended
                                                 ---------------------------------
                                                    June 30,            June 30,
                                                      2004                2003
                                                   Unaudited)         (Unaudited)
                                                 -------------       -------------
Net Sales                                        $        0.00       $        0.00
Expenses                                             21,782.61              845.00
                                                 -------------       -------------
Net Income (Loss)                                   (21,782.61)            (845.00)

Retained Earnings ( Deficit):
         Beginning of Period                        (31,703.70)         (40,037.44)
                                                 -------------       -------------
End of Period                                    $  (53,486.31)      $  (40,882.44)
                                                 =============       =============


UNAUDITED - See attached Report of Certified Public Accountants.

See attached Notes to Financial Statements.

                            J R BASSETT OPTICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Quarter Ended
                                                                        ---------------------------
                                                                           June 30,       June 30,
                                                                             2004           2003
                                                                        -------------    ----------
(Unaudited) (Unaudited) Cash Flows from Operating Activities:
         Net income (loss)                                              $  (21,782.61)   $  (845.00)
         Adjustments to reconcile net income to net cash provided
                  by operating activities:
         Depreciation                                                            0.00          0.00
(Increase) Decrease in current assets                                           (0.00)       (95.00)
 Increase (Decrease) in current liabilities                                      0.00        750.00
                                                                        -------------    ----------
         Net Cash Provided by Operating Activities                               0.00          0.00

Cash Flows from Financing Activities:
         Proceeds from borrowings                                                0.00          0.00
         Principal payments on note payable                                     (0.00)        (0.00)
                                                                        -------------    ----------
                  Net Cash Provided (Used) by Financing Activities               0.00          0.00

Cash Flows from Investing Activities:
         Proceeds from sale of common stock                                 21,782.61          0.00
         Purchase of fixed assets                                               (0.00)        (0.00)
Purchase of other assets                                                        (0.00)        (0.00)
                                                                        -------------    ----------
                  Net Cash Provided (Used) by Investing Activities          21,782.61          0.00
                                                                        -------------    ----------

Net Increase (Decrease) In Cash                                         $        0.00    $     0.00
                                                                        =============    ==========
Cash at Beginning of Period                                                      0.00          0.00
                                                                        -------------    ----------

Cash at End of Period                                                   $        0.00    $     0.00
                                                                        =============    ==========


UNAUDITED - See attached Report of Certified Public Accountants.

See attached Notes to Financial Statements.

ITEM 2.   NOTES TO FINANCIAL STATEMENTS
-------   -----------------------------

                            J R BASSETT OPTICAL, INC.
                            -------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

1.       Organization
         ------------
         J R Bassett Optical, Inc. (formerly Optical Express, Inc.) is organized, under the laws of the State of Delaware. The Company is a reporting company under section 13 or 15(d) of the Securities Exchange Act of 1934 (Commission file number 33-27651

2.       History of the Company
         -----------------------
         J R Bassett Optical, Inc. (the "Company") was established under the laws of the state of Utah in March 1989, under the name "Bluefield Enterprises, Inc." Bluefield Enterprises, Inc. had no operations until July, 1992, when the Company merged with Optical Express, Inc., a Florida corporation engaged in the business of operating retail eyewear stores in Central Florida, at which time the name of the Company was changed to Optical Express, Inc. In August 1993, the Company merged with The AppleTree Companies, Inc., a Delaware corporation, ("AppleTree") and became an operating subsidiary of AppleTree. At that time, AppleTree owned 28,367,500 shares of the Company's common stock of 31,703,700 shares outstanding. In order to reflect the expansion of the Company into other states, in 1993, the name of the Company was changed to J R Bassett Optical, Inc. The operations of the Company were discontinued on August 31, 1995. On April 4, 1997, AppleTree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 97-22597-SCS. J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this quarterly report, except for professional fees related to Securities and Exchange Commission fillings.

         On November 18, 1999, The United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of 28,367,500 AppleTree Companies, Inc. stock of J R Bassett Optical, Inc. to Robert
         E. Williams, the former Chief Executive Officer and Chairman of the Board.

         On June 16, 2004 the Company issued 4,125,495 shares of common stock for legal and financial services fees in the amount of $21,782.61.

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

         The Company will consider the quality of the management of any business acquisition candidate and the operating records of the entity, the soundness of the service or product to be developed or being developed, the effect of market and economic conditions and governmental policies on the business and its products, the nature of its competition, and the total projected required capital. At this time, the Company cannot predict the manner in which it may acquire and/or participate in the establishment and/or financing of a business enterprise. As of June 16, 2004 the Company has a proposed reverse merger agreement whereby 28,367,500 pre split shares would be sold for $150,000.00 The proposed merger calls for a 1:5 reverse split and as of June 30, 2004 has not yet been effected.

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

6.       Common Stock
         ------------
         The Company has 75,000,000 shares of common stock, $0.001 par value, authorized, 35,829,195 shares are issued and outstanding. Since the Company has no assets other than the value of being a reporting company, the original capitalization, retained earnings (deficit) and any additional capital investments have been eliminated.

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

9.       Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------
         There is no public trading market for the Common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of June 30, 2004, there were 145 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.

ITEM 3.   REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
-------   --------------------------------------

                     Bomar, Hammett & Associates, CPAs, P.A.
                    Certified Public Accountants & Associates
                                 Ocala, Florida

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of June 30, 2004 and December 31, 2003, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida
                                    Bomar, Hammett & Associates, CPAs, P.A.
July 27, 2004

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

                                         J R Bassett Optical, Inc.
                                         (Formerly, Optical Express, Inc.)


July 27, 2004                            /s/ Robert E. Williams
                                         --------------------------------------
                                         Robert E. Williams, President / C.E.O.