Form 10QSB/A
period 2004-06-30
BASSETT J R OPTICAL INC
filed 2004-08-19
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A

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


                       APLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                                    Outstanding as of June 30, 2004
       -----                                    -------------------------------

Common Stock $.001 Par Value                              35,903,281

I.  FINANCIAL INFORMATION
    ---------------------

        ITEM 1. FINANCIAL STATEMENTS
        ------  --------------------

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
                                                                =============    =============

                       Liabilities & Stockholders' Equity
                       ----------------------------------
Current Liabilities
         Accounts Payable                                       $        0.00    $   10,217.06
         Accrued Expenses Payable                                        0.00         3,650.00
         Loan from Stockholder                                           0.00         4,398.74
                                                                -------------    -------------
                  Total Current Liabilities                              0.00        18,265.80
Long-Term Liabilities                                                    0.00             0.00
                                                                -------------    -------------
                  Total Liabilities                                      0.00        18,265.80
Stockholders' Equity:

         Common Stock, $0.001 Par Value, 75,000,000 shares
         authorized, 35,903,281 issued and outstanding              35,903.28        31,777.79

         Capital Received in Excess of Par Value                    17,657.12             0.00

         Retained Earnings (Deficit)                               (53,560.40)      (50,043.59)
                                                                -------------    -------------

                  Total Stockholders' Equity                            (0.00)      (18,265.80)

                  Total Liabilities & Stockholders' Equity      $        0.00    $        0.00
                                                                =============    =============

UNAUDITED - See attached Report of Certified Public Accountants.

See attached Notes to Financial Statements.

                            J R BASSETT OPTICAL, INC.
                            -------------------------
        CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
        -----------------------------------------------------------------

                                                          Quarter Ended
                                                 ---------------------------------
                                                    June 30,            June 30,
                                                      2004                2003
                                                   Unaudited)         (Unaudited)
                                                 -------------       -------------
Net Sales                                        $        0.00       $        0.00
Expenses                                             21,782.61              845.00
                                                 -------------       -------------
Net Income (Loss)                                   (21,782.61)            (845.00)


Retained Earnings ( Deficit):
         Beginning of Period                        (31,777.79)         (40,037.44)
                                                 -------------       -------------
End of Period                                    $  (53,560.40)      $  (40,882.44)
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

                                         J R Bassett Optical, Inc.
                                         (Formerly, Optical Express, Inc.)


August 17, 2004                            /s/ Robert E. Williams
                                         --------------------------------------
                                         Robert E. Williams, President / C.E.O.