Form 10QSB
period 2004-09-30
BASSETT J R OPTICAL INC
filed 2004-11-19
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004


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

                      Yes  [X]          No  [ ]


               APLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                            Outstanding as of
             Class                         September 30, 2004
             -----                         ------------------

     Common Stock $.001 Par Value                 35,903,280

I.   FINANCIAL INFORMATION

     ITEM 1.        FINANCIAL STATEMENTS

                    J R BASSETT OPTICAL, INC.
                    CONDENSED BALANCE SHEETS

                                        September 30,   December 31,
                                             2003           2004
                                         (Unaudited)    (Unaudited)
                                        -------------  --------------
                   Assets
                   ------
Current Assets                          $      220.00  $         0.00
Depreciable Assets                               0.00            0.00
Other Assets                                     0.00            0.00
                                        -------------  --------------
                                        $      220.00  $         0.00
                                        =============  ==============

     Liabilities & Stockholders' Equity
     ----------------------------------

Current Liabilities
     Accounts Payable                   $    9,400.00  $         0.00
     Accrued Expenses Payable                  750.00        1,000.00
     Loan from Stockholder                   4,398.74            0.00
                                        -------------  --------------
          Total Current Liabilities         14,548.74        1,000.00

Long-Term Liabilities                            0.00            0.00
                                        -------------  --------------
          Total Liabilities                 14,548.74        1,000.00

Stockholders' Equity:
     Common Stock, $0.001 Par Value,
       31,703,700 shares authorized,
       issued and outstanding               31,703.70       35,903.28
     Capital Received in Excess of
       Par Value                                 0.00       17,657.12
     Retained Earnings (Deficit)         (  46,032.44)  (   54,560.40)
                                        -------------  --------------
          Total Stockholders' Equity     (  14,328.74)  (    1,000.00)
                                        -------------  --------------

          Total Liabilities &
          Stockholders' Equity          $      220.00  $         0.00
                                        =============  ==============


UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.


                    J R BASSETT OPTICAL, INC.
CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                               Quarter Ended
                                               -------------
                                        September 30,  September 30,
                                            2003            2004
                                         (Unaudited)    (Unaudited)
                                        -------------  --------------
Net Sales                               $        0.00  $         0.00
Expenses                                       750.00        1,000.00
                                        -------------  --------------
Net Income (Loss)                        (     750.00)   (   1,000.00)

Retained Earnings (Deficit):
     Beginning of Period                 (  45,282.44)   (  53,560.40)
                                        -------------  --------------
     End of Period                      $(  46,032.44) $   (54,560.40)
                                        =============  ==============

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                    J R BASSETT OPTICAL, INC.
               CONDENSED STATEMENTS OF CASH FLOWS

                                                         Quarter Ended
                                                         -------------
                                                  September 30,  September 30,
                                                      2003            2004
                                                   (Unaudited)    (Unaudited)
                                                  -------------  --------------
Cash Flows from Operating Activities:
     Net income (loss)                            $(     750.00) $(    1,000.00)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                          0.00            0.00
     (Increase) Decrease in current assets         (       0.00)  (        0.00)
     Increase (Decrease) in current liabilities          750.00        1,000.00
                                                  -------------  --------------
     Net Cash Provided by Operating Activities             0.00            0.00

Cash Flows from Financing Activities:
     Proceeds from borrowings                              0.00            0.00
     Principal payments on note payable            (       0.00)  (        0.00)
                                                  -------------  --------------
          Net Cash Provided (Used) by
          Financing Activities                             0.00            0.00

Cash Flows from Investing Activities:
     Proceeds from sale of common stock                    0.00            0.00
     Purchase of fixed assets                      (       0.00)  (        0.00)
     Purchase of other assets                      (       0.00)  (        0.00)
                                                  -------------  --------------
          Net Cash Provided (Used) by
          Investing Activities                             0.00            0.00
                                                  -------------  --------------

Net Increase (Decrease) In Cash                   $        0.00  $         0.00
                                                  =============  ==============

Cash at Beginning of Period                                0.00            0.00
                                                  -------------  --------------

Cash at End of Period                             $        0.00  $         0.00
                                                  =============  ==============



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

   On June 1, 2004 the Company issued 4,199,581 shares of Common
   Stock to compensate for accrued professional fees in the amount of $21,856.71.

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

6. Common Stock
   ------------

   The Company has 35,903,280 shares of common stock, $0.001 par value, authorized, issued and outstanding. Since the Company has no assets other than the value of being a reporting company, the original capitalization, retained earnings (deficit) and any additional capital investments have been eliminated.

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


     ITEM 3.        REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
     ------         --------------------------------------

             Bomar, Hammett & Associates, CPAs, P.A.
            Certified Public Accountants & Associates
                         Ocala, Florida

             REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of September 30, 2004 and December 31, 2003, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida

October 31, 2004



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

November 18, 2004           /S/ Robert E. Williams
                            -------------------------------------
                            Robert E. Williams, President/ C.E.O.