Form 10KSB
period 2004-12-31
BASSETT J R OPTICAL INC
filed 2005-07-22
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-KSB

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

              For the Year ended December 31, 2004


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT

    For the transition period from ___________ to ___________


                 Commission file number 33-27651


                    J R BASSETT OPTICAL, INC.
                 ------------------------------
                (Formerly OPTICAL EXPRESS, INC.)
(Exact name of small business issuer as specified in its charter)

        DELAWARE                                87-0469497
  ---------------------------          -------------------------------
 (State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)


           600 S. W. 10th Street, Ocala, Florida 34474
           -------------------------------------------
            (Address of principal executive offices)

                          352-629-7509
                    -------------------------
                   (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]          No  [  ]


               APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                    Outstanding as of December 31, 2003
          -----                    -----------------------------------
 Common Stock $.001 Par Value                 35,903,281

I.   FINANCIAL INFORMATION
     ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this annual report, with the exception of accounting and legal fees for filing Securities and Exchange Commission documents and the Corporate Income Tax Return.

                    J R BASSETT OPTICAL, INC.
                    -------------------------
                    CONDENSED BALANCE SHEETS
                    ------------------------
For the Years Ended December 31, 2004, 2003, 2002, 2001, and 2000

                             ASSETS
                             ------
                                     12-31-04       12-31-03       12-31-02       12-31-01       12-31-00
                                     --------       --------       --------       --------       --------

Current Assets                    $       0.00   $       0.00   $     410.00   $       0.00   $       0.00
Depreciable Assets                        0.00           0.00           0.00           0.00           0.00

Other Assets                              0.00           0.00           0.00           0.00           0.00
                                   -----------    -----------    -----------    -----------    -----------

Total Assets                      $       0.00   $       0.00   $     410.00   $       0.00   $       0.00
                                   ===========    ===========    ===========    ===========    ===========

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------

Current Liabilities               $   4,500.00   $  18,265.80   $   7,898.74   $   3,350.00   $       0.00

Long-Term Liabilities                     0.00           0.00           0.00           0.00           0.00
                                   -----------    -----------    -----------    -----------    -----------

Total Liabilities                     4,500.00      18,265.80       7,898.74       3,350.00           0.00

Stockholders' Equity:
Common Stock, $0.001 Par Value,
75,000,000 shares authorized,
35,903,280 shares issued and
outstanding                          35,903.28      31,703.70      31,703.70      31,703.70      31,703.70

Capital in excess of par value       17,657.12           0.00           0.00           0.00           0.00

Retained Earnings (Deficit)        ( 58,060.40)   ( 49,969.50)   ( 39,192.44)   ( 35,053.70)   ( 31,703.70)
                                   -----------    -----------    -----------    -----------    -----------

Total Stockholders' Equity
(Deficit)                          (  4,500.00)   ( 18,265.80)    ( 7,488.74)   (  3,350.00)          0.00
                                   -----------    -----------    -----------    -----------    -----------

Total Liabilities and
Stockholders' Equity              $       0.00   $       0.00   $     410.00   $       0.00   $       0.00
                                   ===========    ===========    ===========    ===========    ===========

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements

                    J R BASSETT OPTICAL, INC.
                    -------------------------
              CONDENSED STATEMENTS OF OPERATIONS AND
              --------------------------------------
                   RETAINED EARNINGS (DEFICIT)
                   ---------------------------
    Years Ended December 31, 2004, 2003, 2002, 2001, and 2000

                                     12-31-04       12-31-03      12-31-02        12-31-01       12-31-00
                                     --------       --------      --------        --------       --------

Revenue                           $       0.00   $       0.00   $       0.00   $       0.00   $       0.00
Expenses                              8,090.90      10,777.06       4,138.74       3,350.00           0.00
                                   -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                  (  8,090.90)   ( 10,777.06)     (4,138.74)     (3,350.00)          0.00

Retained Earnings:
Beginning of Period (Deficit)      ( 49,969.50)   ( 39,192.44)   ( 35,053.70)   ( 31,703.70)    (31,703.70)
                                   -----------    -----------    -----------    -----------    -----------

End of Period (Deficit)           $( 58,060.40)  $( 49,969.50)  $( 39,192.44)  $( 35,053.70)  $ (31,703.70)
                                   ===========    ===========    ===========    ===========    ===========

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements


                    J R BASSETT OPTICAL, INC.
                    -------------------------
                CONDENSED STATEMENTS OF CASH FLOWS
                ----------------------------------
    Years Ended December 31, 2004, 2003, 2002, 2001, and 2000

                                        12-31-04       12-31-03       12-31-02       12-31-01       12-31-00
                                        --------       --------       --------       --------       --------

Cash Flows from Operating Activities:
Cash received from services          $       0.00   $       0.00   $       0.00   $       0.00   $       0.00
Payments of expenses                   (21,856.70)    (     0.00)    ( 4,398.74)    (     0.00)    (     0.00)
                                      -----------    -----------    -----------    -----------    -----------
   Net Cash Provided (Used) by
     Operating Activities              (21,856.70)    (     0.00)    ( 4,398.74)          0.00           0.00

Cash Flows from Financing Activities:
Proceeds from stockholder loan               0.00           0.00       4,398.74           0.00           0.00
Principal payments on note payable     (     0.00)    (     0.00)    (     0.00)    (     0.00)    (     0.00)
     Net Cash Provided by             -----------    -----------    -----------    -----------    -----------

       Financing Activities                  0.00           0.00       4,398.74           0.00           0.00

Cash Flows from Investing Activities:
Proceeds from sale of common stock      21,856.70           0.00           0.00           0.00           0.00
Purchase of fixed assets               (     0.00)    (     0.00)    (     0.00)    (     0.00)    (     0.00)
Purchase of other assets               (     0.00)    (     0.00)    (     0.00)    (     0.00)    (     0.00)
                                      -----------    -----------    -----------    -----------    -----------
   Net Cash Provided (Used) by
    Financing Activities                21,856.70           0.00           0.00           0.00           0.00

Net Increase (Decrease) In Cash              0.00           0.00           0.00           0.00           0.00

Cash at Beginning of Year                    0.00           0.00           0.00           0.00           0.00
                                      -----------    -----------    -----------    -----------    -----------

Cash at End of Year                  $       0.00   $       0.00   $       0.00   $       0.00   $       0.00
                                      ===========    ===========    ===========    ===========    ===========

Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

Net income (loss)                    $ ( 8,090.90)  $ (10,777.06)  $(  4,138.74)  $ ( 3,350.00)  $       0.00

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                 0.00           0.00           0.00           0.00           0.00
(Increase) Decrease in current assets  (     0.00)        410.00    (    410.00)    (     0.00)   (      0.00)
Increase (Decrease)  in current
  liabilities                          (13,765.80)     10,367.06         150.00       3,350.00           0.00
Net Cash Provided by                  -----------    -----------    -----------    -----------    -----------

  Operating Activities               $ (21,856.70)   $(     0.00)  $(  4,398.74)  $       0.00   $       0.00
                                      ===========    ===========    ===========    ===========    ===========

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

6.   Common Stock
     ------------
   During 2004 the Company issued 4,199,581 shares for $21,856.70. As of December 31, 2004 the Company has
   35,903,281 shares of common stock, $0.001 par value, issued and outstanding. There are 75,000,000 shares authorized.

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


ITEM 3.   REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
-------   --------------------------------------

                        Hammett & Company

       Certified Public Accountants & Business Consultants

                         Ocala, Florida

             REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of December 31, 2004, 2003, 2002, 2001, and 2000, and the related statements of income and retained earnings, and cash flows for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.


Ocala, Florida                   /s/Hammett & Company.
     July 12, 2005


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

                                        J R Bassett Optical, Inc.
                                (Formerly, Optical Express, Inc.)

July 21, 2005                /s/  Robert E. Williams
                             -----------------------
                             Robert E. Williams
                             President / C.E.O.