Form 10QSB
period 2005-03-31
BASSETT J R OPTICAL INC
filed 2005-07-22
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005


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

                          352-732-2555
                    -------------------------
                   (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]          No  [  ]


               APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                     Outstanding as of March 31, 2004
          -----                     --------------------------------
   Common Stock $.001 Par Value               35,903,281

I.   FINANCIAL INFORMATION
     ---------------------

     ITEM 1.        FINANCIAL STATEMENTS
     -------        --------------------

                    J R BASSETT OPTICAL, INC.
                    -------------------------
                    CONDENSED BALANCE SHEETS
                    ------------------------

                                                             March 31,      December 31,
                                                               2005            2004
                                                            (Unaudited)     (Unaudited)
                                                            -----------     -----------
                             Assets
                             ------
Current Assets                                            $        0.00   $        0.00
 Depreciable Assets                                                0.00            0.00
 Other Assets                                                      0.00            0.00
                                                           ------------    ------------

          Total Assets                                    $        0.00   $        0.00
                                                           ============    ============
               Liabilities & Stockholders' Equity
               ----------------------------------

Current Liabilities
     Accounts Payable                                     $    4,500.00   $    1,000.00
     Accrued Expenses Payable                                  1,000.00        3,500.00
                                                           ------------    ------------
          Total Current Liabilities                            5,500.00        4,500.00
Long-Term Liabilities                                              0.00            0.00
                                                           ------------    ------------
          Total Liabilities                                    5,500.00        4,500.00
Stockholders' Equity:
     Common Stock, $0.001 Par Value, 75,000,000 shares
     authorized, 35,903,281 shares issued and outstanding     35,903.28       35,903.28
     Capital Received in Excess of Par Value                  17,657.12       17,657.12
     Retained Earnings (Deficit)                           (  59,060.40)   (  58,060.40)
                                                           ------------    ------------
          Total Stockholders' Equity (Deficit)             (   5,500.00)   (   4,500.00)
                                                           ------------    ------------

          Total Liabilities & Stockholders' Equity        $        0.00   $        0.00
                                                           ============    ============

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                    J R BASSETT OPTICAL, INC.
                    -------------------------
CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
-----------------------------------------------------------------

                                             Quarter Ended
                                             -------------
                                         March 31,     March 31,
                                           2005          2004
                                        (Unaudited)   (Unaudited)
                                        -----------   -----------
Net Sales                               $      0.00   $      0.00
Expenses                                   1,000.00        900.00
                                        -----------   -----------
Net Income (Loss)                        ( 1,000.00)     ( 900.00)

Retained Earnings ( Deficit):
     Beginning of Period                 (58,060.40)   (49,969.50)
                                         -----------  -----------
     End of Period                      $(59,060.40)  $(50,869.50)
                                         ===========   ===========

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                    J R BASSETT OPTICAL, INC.
                    -------------------------
               CONDENSED STATEMENTS OF CASH FLOWS
               ----------------------------------
                                                                     Quarter Ended
                                                                     -------------
                                                                  March 31,     March 31,
                                                                    2005          2004
                                                                 (Unaudited)   (Unaudited)
                                                                 -----------   -----------

Cash Flows from Operating Activities:
     Net income (loss)                                          $ ( 1,000.00)  $(   900.00)
     Adjustments to reconcile net income to net cash provided
          by operating activities:
     Depreciation                                                       0.00          0.00
  (Increase) Decrease in current assets                                (0.00)   (     0.00)
      Increase (Decrease) in current liabilities                    1,000.00        900.00
                                                                 -----------   -----------

     Net Cash Provided by Operating Activities                          0.00          0.00

Cash Flows from Financing Activities:
     Proceeds from borrowings                                           0.00          0.00
     Principal payments on note payable                           (     0.00)   (     0.00)
                                                                 -----------   -----------

          Net Cash Provided (Used) by Financing Activities              0.00          0.00

Cash Flows from Investing Activities:
     Proceeds from sale of common stock                                 0.00          0.00
     Purchase of fixed assets                                     (     0.00)   (     0.00)
          Purchase of other assets                                (     0.00)   (     0.00)
                                                                 -----------   -----------
          Net Cash Provided (Used) by Investing Activities              0.00          0.00
                                                                 -----------   -----------

Net Increase (Decrease) In Cash                                 $       0.00   $      0.00
                                                                 ===========    ==========
Cash at Beginning of Period                                             0.00          0.00
                                                                 -----------    ----------
Cash at End of Period                                           $       0.00   $      0.00
                                                                 ===========    ==========

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

6.   Common Stock
     ------------
   The Company has 75,000,000 shares of common stock, $0.001 par value, authorized and 35,903.281 shares issued and outstanding.

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


     ITEM 3.        REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
     -------        --------------------------------------
                        Hammett & Company
       Certified Public Accountants & Business Consultants
                         Ocala, Florida

             REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of March 31, 2005 and December 31, 2004, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida
                             /s/ Hammett & Company
                             ---------------------
July 12, 2005


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


                                        J R Bassett Optical, Inc.
                                (Formerly, Optical Express, Inc.)



July 21, 2005                   /s/ Robert E. Williams
                                --------------------------------
                                Robert E. Williams
                                President / C.E.O.