Form 10QSB
period 2005-06-30
BASSETT J R OPTICAL INC
filed 2005-07-22
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            Form 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005


[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________ to __________


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

       Class                          Outstanding as of June 30, 2005
       -----                          -------------------------------
 Common Stock $.001 Par Value                 35,903,281

I.	FINANCIAL INFORMATION
        ---------------------

ITEM 1.		FINANCIAL STATEMENTS
-------         --------------------

                       J R BASSETT OPTICAL, INC.
                       -------------------------
                       CONDENSED BALANCE SHEETS
                       ------------------------

                                                       June 30,       December 31,
                                                         2005            2004
                                                      (Unaudited)     (Unaudited)
                                                      -----------     -----------
                                  Assets
                                  ------
Current Assets                                        $      0.00     $      0.00
Other Assets                                                 0.00            0.00
                                                      -----------     -----------

                                                      $      0.00     $      0.00
                                                      ===========     ===========
                   Liabilities & Stockholders' Equity
                   ----------------------------------
Current Liabilities
        Accounts Payable                              $  5,500.00     $  1,000.00
        Accrued Expenses Payable                         1,000.00        3,500.00
        Loan from Stockholder                                0.00            0.00
                                                      -----------     -----------
                Total Current Liabilities                6,500.00        4,500.00
Long-Term Liabilities                                        0.00            0.00
                                                      -----------     -----------
                Total Liabilities                            0.00       18,265.80

Stockholders' Equity:
Common Stock, $0.001 Par Value, 75,000,000 shares
authorized, 35,903,281 issued and outstanding           35,903.28       35,903.28
Capital Received in Excess of Par Value                 17,657.12       17,657.12
Retained Earnings (Deficit)                           ( 60,060.40)    ( 58,060.40)
                                                      -----------     -----------
Total Stockholders' Equity                            (      0.00)    (  4,500.00)
                                                      -----------     -----------

Total Liabilities & Stockholders' Equity              $      0.00     $      0.00
                                                      ===========     ===========

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                      J R BASSETT OPTICAL, INC.
                      -------------------------
CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
-----------------------------------------------------------------

                                                    Quarter Ended
                                                    -------------
                                                June 30,       June 30,
                                                 2005            2004
                                               (Unaudited)    (Unaudited)
                                               -----------    -----------
Net Sales                                     $       0.00  $       0.00
Expenses                                          1,000.00     21,782.61
                                               -----------   -----------
Net Income (Loss)                              (  1,000.00)  ( 21,782.61)

Retained Earnings ( Deficit):
       Beginning of Period                     ( 59,060.40)  ( 31,777.79)
                                               -----------   -----------
       End of Period                          $( 60,060.40) $( 53,560.40)
                                               ===========   ===========

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.

                     J R BASSETT OPTICAL, INC.
                     -------------------------
               CONDENSED STATEMENTS OF CASH FLOWS
               ----------------------------------
                                                                 Quarter Ended
                                                                 -------------
                                                            June 30,        June 30,
                                                             2005          2004
                                                          (Unaudited)     (Unaudited)
                                                          -----------     -----------
Cash Flows from Operating Activities:
  Net income (loss)                                        $( 1,000.00)   $(21,782.61)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation                                                    0.00           0.00
        (Increase) Decrease in current assets               (     0.00)    (     0.00)
  Increase (Decrease) in current liabilities                  1,000.00           0.00
                                                           -----------    -----------

  Net Cash Provided by Operating Activities                       0.00           0.00

Cash Flows from Financing Activities:
  Proceeds from borrowings                                        0.00           0.00
  Principal payments on note payable                        (     0.00)    (     0.00)
                                                           -----------    -----------
       Net Cash Provided (Used) by Financing Activities           0.00           0.00

Cash Flows from Investing Activities:
  Proceeds from sale of common stock                              0.00      21,782.61
  Purchase of fixed assets                                  (     0.00)    (     0.00)
  Purchase of other assets                                  (     0.00)    (     0.00)
                                                           -----------    -----------
       Net Cash Provided (Used) by Investing Activities           0.00      21,782.61
                                                           -----------    -----------

Net Increase (Decrease) In Cash                            $      0.00    $      0.00
                                                           ===========    ===========

Cash at Beginning of Period                                       0.00           0.00
                                                           -----------    -----------

Cash at End of Period                                      $      0.00    $      0.00
                                                           ===========    ===========

UNAUDITED - See attached Report of Certified Public Accountants.
See attached Notes to Financial Statements.


ITEM 2.		NOTES TO FINANCIAL STATEMENTS
-------         -----------------------------

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

9.	Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------
There is no public trading market for the Common stock of the Company.
The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of June 30, 2005, there were 145 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings, if any, that may be generated to provide funds for the operation and expansion of its business.

  ITEM 3.         REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
  -------         --------------------------------------

                            Hammett & Company
             Certified Public Accountants & Business Consultants
                            Ocala, Florida

To the Board of Directors
J R Bassett Optical, Inc.
Ocala, Florida

We are not independent with respect to J R Bassett Optical, Inc., and the accompanying balance sheets as of June 30, 2005 and December 31, 2004, and the related statements of operations and retained earnings, and cash flows for the periods then ended were not audited by us and, accordingly, we do not express an opinion on them.

Ocala, Florida
                                   /s/ Hammett & Company
July 20, 2005

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

                                          J R Bassett Optical, Inc.
                                   (Formerly, Optical Express, Inc.)


July 21, 2005                   /s/ Robert E. Williams
                                --------------------------------------
                                Robert E. Williams, President / C.E.O.