Form 10KSB/A
period 2004-12-31
BASSETT J R OPTICAL INC
filed 2005-09-23
CIK 847416

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                        Form 10-KSB A

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the Year ended December 31, 2004

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT

    For the transition period from ___________ to ____________

               Commission file number 33-27651

                  J R BASSETT OPTICAL, INC.
               ------------------------------
              (Formerly OPTICAL EXPRESS, INC.)
        (Name of small business issuer in its charter)

             DELAWARE                      87-0469497
     -------------------------    -------------------------------
   (State or other jurisdiction (IRS Employer Identification No.) of incorporation or organization)

600 S. W. 10th Street, Ocala, Florida 34474        352-629-7509
-------------------------------------------  -------------------------
 (Address of principal executive offices)    (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class           Name of each exchange on which registered
   -------------------           -----------------------------------------
         Common                                 NASDAQ

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  [X]          No  [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 if Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB       [X]

     Indicate by check mark whether the registrant is a
shell company (as defined in Rule 12b-2 of the Exchange
Act).                 Yes  [X]          No  [  ]

     State issuer's revenues for its most recent fiscal year.   NONE
                                                                ----
     State the aggregate market value of the voting and non-
voting common equity held by non-affiliates computed by
reference to the price at which the common equity was sold,
or the average bid and asked price of each common equity, as
of a specified date within the past 60 days.     NONE
                                                 ----

             APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                             Outstanding as of December 31, 2004
     -----                             -----------------------------------
 Common Stock $.001 Par Value                 35,977,367

ITEM 1. - DESCRIPTION OF THE BUSINESS
          ---------------------------

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


ITEM 2. - DESCRIPTION OF PROPERTY
          -----------------------

   The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.

ITEM 3. - LEGAL PROCEEDINGS
          -----------------

   The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

   None

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

   There is no public trading market for the common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of September 30, 2002, there were 140 holders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not currently intend to declare or pay dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business. During 2004 the company issued 4,199,581 shares of common stock for $21,856.70. As of December 31, 2004 the company has 35,977,367 shares of common stock, $0.001 par value, issued and outstanding. There are 75,000,000 shares authorized.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

   J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this annual report, with the exception of accounting and legal fees for filing Securities and Exchange Commission documents and the Corporate Income Tax Return. The Company is in negotiations to consummate an 80% acquisition of the companies stock by WDR Capital, Inc. At that time the company will initiate a 36:1 reverse stock split.

ITEM 7. - FINANCIAL STATEMENTS
          --------------------


                    FINANCIAL STATEMENTS
                             AND
                INDEPENDENT AUDITORS' REPORT

                 J.R. BASSETT OPTICAL, INC.

                 DECEMBER 31, 2004 AND 2003

           Report of Independent Registered Public
                       Accounting Firm

We have audited the accompanying balance sheets of J.R. Bassett Optical, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.


August 19, 2005
Gainesville, Florida
                            /s/Davis, Monk & Company

                       Balance Sheets
                 December 31, 2004 and 2003
                 J.R. Bassett Optical, Inc.



                           ASSETS
                           ------
                                                       12/31/2004     12/31/2003
                                                       ----------     ----------

Current Assets                                         $        -     $        -

Depreciable Assets                                              -              -

Other Assets                                                    -              -
                                                       ----------     ----------

Total Assets                                           $        -     $        -
                                                       ==========     ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

Current Liabilities
     Accounts Payable                                  $    1,000     $   10,217
     Accrued Expenses                                       3,500          3,650
     Loan From Stockholder                                      -          4,399
                                                       ----------     ----------
Total Current Liabilities                                   4,500         18,266

Long-Term Liabilities                                           -              -
                                                       ----------     ----------

Total Liabilities                                           4,500         18,266
                                                       ----------     ----------
Stockholders' Equity (Deficit)
     Common Stock, $0.001 Par Value, 75,000,000 Shares
     Authorized, 35,977,367 and 31,777,786 Shares
     Issued and Outstanding, Respectively                  35,977         31,977

     Additional Paid In Capital                            17,657              -

     Retained Earnings (Deficit)                          (58,134)       (50,043)
                                                       ----------     ----------
Total Stockholders' Equity (Deficit)                       (4,500)       (18,266)
                                                       ----------     ----------

Total Liabilities and Stockholders' Equity             $        -     $        -
                                                       ==========     ==========





             See notes to financial statements.

                  Statements of Operations
       For the Years Ended December 31, 2004 and 2003
                 J.R. Bassett Optical, Inc.



                                                 2004             2003
                                              -----------    -----------

Revenues                                      $         -    $         -

Expenses
--------
     Professional Fees                              8,091         10,777
                                              -----------    -----------

Net Loss                                           (8,091)   $   (10,777)
                                              ===========    ===========




Loss Per Share - Basic and Fully Diluted      $         -    $         -
                                              ===========    ===========

Weighted Average Shares                        33,952,944     31,777,786



             See notes to financial statements.

   Statements of Changes in Stockholders' Equity (Deficit)
       For the Years Ended December 31, 2004 and 2003
                 J.R. Bassett Optical, Inc.


                                                                   Retained       Total
                                                  Additional       Earnings    Stockholders'
                            Common Stock       Paid in Capital    (Deficit)       Deficit
                    -------------------------- ---------------    ---------       -------
                       Shares         Amount
                    ----------     -----------

December 31,2002    31,777,786     $    31,777     $      -      $   (39,266)  $    (7,489)
Net Loss                     -               -            -          (10,777)      (10,777)
                    ----------     -----------     --------      ------------  ------------
December 31,2003    31,777,786          31,777            -          (50,043)      (18,266)
Sale of Stock        4,199,581           4,200       17,657                -        21,857
Net Loss                     -               -            -           (8,091)       (8,091)
                    ----------     -----------     --------      ------------  ------------
December 31,2004    35,977,367     $    35,977     $ 17,657      $   (58,134)  $    (4,500)
                    ==========     ===========     ========      ============  ============






             See notes to financial statements.

                  Statements of Cash Flows
       For the Years Ended December 31, 2004 and 2003
                 J.R. Bassett Optical, Inc.




                                                            2004      2003
                                                           ------    ------

Cash Flows from Operating Activities:
     Cash Received from services                           $        -   $        -
     Payments of Expenses                                           -            -
                                                           ----------   ----------
Net Cash Used For Operating Activities                              -            -

Cash Flows from Financing Activities                                -            -

Cash Flows from Investing Activities                                -            -
                                                           ----------   ----------
Cash at Beginning of Year                                           -            -
                                                           ----------   ----------
Cash at End of Year                                        $        -   $        -
                                                           ==========   ==========



Reconciliation of Net Loss to Net Cash Used For Operating Activities
--------------------------------------------------------------------

Net Loss                                                   $   (8,091)  $  (10,777)

Adjustments to Reconcile Net Loss to Net Cash
     Used For Operating Activities:
     Expenses Paid by Issuance of Stock                         8,091            -
     Decrease (Increase) in Current Assets                          -          410
     Increase (Decrease) in Current Liabilities                     -       10,367
                                                           ----------   ----------
Net Cash Used For Operating Activities                     $        -   $        -
                                                           ==========   ==========

Noncash Investing and Financing Activities:
     Issuance of Stock in Exchange for Services
       and Payment of Debt                                 $   21,857   $        -
     Liabilities and Expenses Paid by Issuance of Stock    $  (21,857)  $        -













             See notes to financial statements.

                Notes to Financial Statements
       For the Years Ended December 31, 2004 and 2003
                 J.R. Bassett Optical, Inc.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

     J.R. Bassett Optical, Inc. (formerly Optical Express, Inc.) is organized, under the laws of the state of Delaware. J.R. Bassett Optical, Inc. (the "Company") was established under the laws of the state of Utah in March 1989, under the name "Bluefield Enterprises, Inc." Bluefield Enterprises, Inc. had no operations until July 1992, when the Company merged with Optical Express, Inc., a Florida corporation engaged in the business of operating retail eyewear stores in Central Florida, at which time the name of the Company was changed to Optical Express, Inc.

     In August 1993, the Company merged with The AppleTree Companies, Inc., a Delaware corporation, ("AppleTree") and became an operating subsidiary of AppleTree. At that time, AppleTree owned 28,367,500 shares of the Company's common stock of 31,777,786 shares outstanding. In order to reflect the expansion of the
     Company  into other states, in 1993, the  name  of  the
     Company was changed to J.R. Bassett Optical, Inc. The operations of the Company were discontinued on August 31, 1995. On April 4, 1997, AppleTree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division. On November 18, 1999, the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of 28,367,500 AppleTree Companies, Inc. stock of J.R. Bassett Optical, Inc. to Robert E. Williams, the former Chief Executive Officer and Chairman of the Board.

NOTE 2 - BUSINESS OF THE COMPANY
         -----------------------

     The Company currently has no operations or employees. The Company is searching for and investigating business opportunities. However, there can be no assurance that the Company will be successful in its search for such opportunities. The Company presently intends to investigate and/or engage in one or more of the following activities ("Venture Activities"): (1) acquisition of at least a majority interest in and operational control of, business enterprises; (2) development and marketing of commercial enterprises, products and/or services; and (3) participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis. The Company may also take equity positions in certain business enterprises through the direct purchase of franchises and/or license products or services. In any case, the Company intends to, directly and/or through subsidiaries or affiliates, acquire and maintain a controlling interest in the entities it acquires or establishes. Management anticipates that the selection of business enterprises, products or services for acquisition will be complex and risky. Because of the Company's limited financial capabilities at this time, it is anticipated that the Company may not be able to diversify its acquisitions.

     The Company will consider the quality of the management of any business acquisition candidate and the operating records of the entity, the soundness of the service or product to be developed or being developed, the effect of market and economic conditions and governmental policies on the business and its products, the nature of its competition, and the total projected required capital. At this time the company cannot predict the manner in which it may acquire and/or participate in the establishment and/or financing of a business enterprise.

NOTE 3 - BASIS OF ACCOUNTING
         -------------------

     The accompanying financial statements use the accrual basis of accounting, which the Company expects to use for both financial statement and income tax purposes. Consequently, revenues are recognized when earned and expenses are recognized when incurred.

NOTE 4 - REVENUES AND EXPENSES
         ---------------------

     The Company discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this annual report, except for professional fees related to Securities and Exchange Commission filings and filing of the Corporate tax returns.

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE
         ------------------------------------

     Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities.

NOTE 6 - COMMON STOCK
         ------------

     During 2004 the company issued 4,199,581 shares of common stock for $21,856.70. As of December 31, 2004 the company has 35,977,367 shares of common stock, $0.001 par value, issued and outstanding. There are 75,000,000 shares authorized.

NOTE 7 - STATEMENT OF CASH FLOWS
         -----------------------

     For  purposes  of  the statement  of  cash  flows,  the
     Company   considers   all  highly  liquid   investments
     purchased with a maturity of three months or less to be cash equivalents.

NOTE 8 - USE OF ESTIMATES
         ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 9 - SUBSEQUENT EVENTS
         -----------------

     The  Company  is in negotiations to consummate  an  80%
     acquisition by WDR Capital, Inc. At that time the company would initiate a 36:1 reverse stock split.

NOTE 10 - INCOME TAXES
          ------------

     Income tax benefits attributable to the net losses from operations for the years ended December 31, 2004 and 2003 differed from the amounts computed by applying the US Federal income tax rate of 15% to income (loss) before taxes as follows:

     The company has not filed income tax returns for the years 1993 through 2001.

NOTE 11 - DESCRIPTION OF PROPERTY
          -----------------------

     The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.

NOTE 12 - LEGAL PROCEEDINGS
          -----------------

     The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.

NOTE 13 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          ------------------------------------------------
          MATTERS
          -------

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



ITEM 8. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE.
           ------------------------------------

     Pursuant to item 304 of Regulation S-B the registrants, on August 8, 2005, changed accountants from Bomar, Hammett & Associates, CPAs, P.A. to Davis, Monk & Company, P.O. Box 13494, Gainesville, FL 32604. Bomar, Hammett & Associates, CPAs, P.A. elected not to stand for reappointment as the Company's accountant. The financial statements reported on by Bomar, Hammett & Associates, CPAs, P.A. were issued on an unaudited basis due to lack of independence of the accountants. The decision to change accountants was approved by the Registrant's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through June 30, 2005.

     On August 8, 2005, the Registrant engaged Davis, Monk & Company, as its independent accountants. The registrant did not consult with Davis, Monk & Company, its independent accountants, regarding any matter prior to its engagement. Form 10-KSB was filed with the Securities and Exchange Commission during September 2005 regarding the change in accountants.

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS.
          --------

     Name        Robert E. Williams     Age 61

     Position    Chairman and President

     Business Experience for the last five years
     Chairman and President of J R Bassett Optical, Inc. and
     Opti-Serve Lens Laboratory, Inc.

     Term of Office as a Director Upon the sales of his controlling interest in the Company's common stock, Dr. Williams is expected to resign as Chairman and
     President of the Company and new Board Members and Officers elected by the Stockholders.

     Period as a Director     Dr. Williams has served  as  a
     member of the board since 1992.

     Other  Individuals  of  which  Disclosure  is  Required
     None

     Promoters & Control Persons        None

     Audit Committee     The Company's audit committee
     consist of Dr. Williams, Chairman and President, and J. Randall Hammett, CPA, minority stockholder. Mr. Hammett is the "financial expert" on the committee.
     Mr. Hammett is not independent with respect the J. R.
     Bassett Optical, Inc.

ITEM 10. - EXECUTIVE COMPENSATION
           ----------------------

     Chairman and President        Dr. Robert E. Williams

     Compensation             None

ITEM 11. - SECURITY OWNERSHIP OF CETRAIN BENEFICIAL OWNERS
           -----------------------------------------------
           AND MANAGEMENT
           --------------

     Equity compensation plans     None

     Title and Class of Voting Security     Name & Address      Ownership
     ---------------------------------------------------------------------
                  Common                 Dr. Robert E. Williams     80%
                                           600 SW 10th Street
                                          Ocala, Florida 34474


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

   The Company currently occupies space, rent free, in the offices of Robert E. Williams, the Company's President, located at 600 SW 10th Street, Ocala, Florida 34474.

ITEM 13. - EXHIBITS
           --------

                Exhibit 31.1

                Exhibit 32.1



ITEM 14. - PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     Davis,   Monk   &   Company,  P.A.  is  the   company's
     independent Auditors
     and have been compensated for their services in the amount of $5,000 for the audit for 2004 and 2003.




                         SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.
                            J R Bassett Optical, Inc.
                           (Formerly, Optical Express, Inc.)

September 19, 2005            /s/Robert E. Williams
                              --------------------------
                              Robert E. Williams
                              President / C.E.O.