Form 10QSB/A
period 2005-03-31
BASSETT J R OPTICAL INC
filed 2005-11-02
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          Form 10-QSB A

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

				  Yes  [X]		No  [  ]


                APPLICABLE ONLY TO CORPORATE ISSUERS
    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         Class                      Outstanding as of March 31, 2005
         -----                      --------------------------------
Common Stock $.001 Par Value                   35,977,367


        Transitional Small Business Disclosure Format:  No
                                                        --




I.    FINANCIAL INFORMATION
      ---------------------

      ITEM 1.         FINANCIAL STATEMENTS
      -------         --------------------

                    J R BASSETT OPTICAL, INC.
                    -------------------------
                         BALANCE SHEETS
                         --------------

                                                         March 31,    December 31,
                                                           2005          2004
                                                        (Unaudited)      ----
                                                         ---------
                                  Assets
                                  ------
Current Assets                                           $       -    $       -
Depreciable Assets                                               -            -
Other Assets                                                     -            -
                                                         ---------    ---------

         Total Assets                                    $       -    $       -
                                                         =========    =========

                     Liabilities & Stockholders' Equity
                     ----------------------------------


Current Liabilities
    Accounts Payable                                     $   4,500    $   1,000
    Accrued Expenses Payable                                 1,000        3,500
                                                         ---------    ---------
         Total Current Liabilities                           5,500        4,500
Long-Term Liabilities                                            0            0
                                                         ---------    ---------
         Total Liabilities                                   5,500        4,500
Stockholders' Equity:
    Common Stock, $0.001 Par Value, 75,000,000 Shares
    Authorized, 35,977,367 shares issued and outstanding    35,977       35,977
    Capital Received in Excess of Par Value                 17,657       17,657
    Retained Earnings (Deficit)                           ( 59,134)    ( 58,134)
                                                         ---------    ---------
    Total Stockholders' Equity (Deficit)                  (  5,500)    (  4,500)
                                                         ---------    ---------

         Total Liabilities & Stockholders' Equity        $       -    $       -
                                                         =========    =========



                   J R BASSETT OPTICAL, INC.
                   -------------------------
   STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
   ------------------------------------------------------


                                                               Quarter Ended
                                                               -------------
                                                         March 31,     March 31,
                                                           2005         2004
                                                        (Unaudited)   (Unaudited)
                                                         ---------     ---------

Net Sales                                                $       -    $       -
Expenses                                                     1,000          900
                                                         ---------    ---------
Loss Before Income Tax                                    (  1,000)    (    900)
Income Taxes                                                     -            -
                                                         ---------    ---------
Net Income (Loss)                                         (  1,000)    (    900)
Retained Earnings (Deficit):

    Beginning of Period                                   ( 58,134)    ( 50,043)
                                                         ---------    ---------
    End of Period                                        $( 59,134)   $( 50,943)
                                                         =========    =========

Net Loss Per Common Share                                $       -    $       -
                                                         =========    =========

Weighted Average Common Shares Outstanding              35,977,367   31,777,700


                     J R BASSETT OPTICAL, INC.
                     -------------------------
                     STATEMENTS OF CASH FLOWS
                     ------------------------

                                                             Quarter Ended
                                                          March 31,       March 31,
                                                             2005           2004
                                                          (Unaudited)  (Unaudited)
                                                           ---------    ---------
Cash Flows from Operating Activities:
    Net income (loss)                                     $ (  1,000)  $ (    900)
    Adjustments to reconcile net income to
     net cash provided by operating activities:
    Depreciation                                                   -            -
    (Increase) Decrease in current assets                   (      -)    (      -)
    Increase (Decrease) in current liabilities                 1,000          900
                                                           ---------    ---------

       Net Cash Provided by Operating Activities                   -            -

Cash Flows from Financing Activities                               -            -

Cash Flows from Investing Activities                               -            -
                                                           ---------    ---------

Net Increase (Decrease) In Cash                                    -            -
Cash at Beginning of Period                                        -            -
                                                           ---------    ---------

Cash at End of Period                                     $        -   $        -
                                                           =========    =========
Noncash Investing and Financing Activities:
    Issuance of Stock in Exchange for Services
      and Payment of Debt                                 $        -   $        -
    Liabilities and Expenses Paid by Issuance of Stock    $        -   $        -





                       J R BASSETT OPTICAL, INC.
                       -------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

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
        ------------
The Company has 75,000,000 shares of common stock, $0.001 par value, authorized and 35,977.367 shares issued and outstanding.

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

10.	Net Income Per Common Share
        ---------------------------
Net Income (Loss) per common share is computed in accordance with the requirements of Statements of Financial Accounting
Standards number 128 (SFAS 128), using a simple weighted average of shares outstanding during the period(s).

11.	Income Taxes
        ------------
No income tax expense or benefits are reported for the three month period(s) ended March 31, 2005 and 2004 due to the company realizing a tax loss for the period(s). The company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

12.	Subsequent Events
        -----------------
The Company is in negotiations to consummate an 80% acquisition of the companies stock by Samuel M. Skipper. At that time the company would initiate a 36:1 reverse stock split.


    ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              -------------------------------------------------------

J R Bassett Optical, Inc. discontinued operations on August 31, 1995 and as such had no revenues, expenses, assets or liabilities as of that date and continuing through the date covered by this annual report, with the exception of accounting and legal fees for filing Securities and Exchange Commission documents and the Corporate Income Tax Return.

The Company is in negotiations to consummate an 80% acquisition of the companies stock by Samuel M. Skipper. At that time the company would initiate a 36:1 reverse stock split.


    ITEM 3.   CONTROLS AND PROCEDURES
              -----------------------

(a)     Evaluation of Disclosure Controls and Procedures

The Company's management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e)) as of March 31, 2005 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. The Company's management acknowledges a material weakness exists in its controls and procedures, in that i) the accountant employed by the Company has no current training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

(b)	Effectiveness of Internal Control

The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidelines regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company. For the same reason, the Company's registered accounting firm has not issued an "attestation report" on the Company management's assessment of internal controls.

(c)	Changes in Internal Controls

After evaluation by the Company's management, the Company's management has determined there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.


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

        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
None


        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

There is no public trading market for the common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of September 30, 2002, there were 140 holders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not currently intend to declare or pay dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business. During 2004 the company issued 4,199,581 shares of common stock for $21,856.70. As of March 31, 2005 the company has 35,977,367 shares of common stock, $0.001 par value, issued and outstanding. There are 75,000,000 shares authorized.

        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE.
        -------------------------

Pursuant to item 304 of Regulation S-B the registrants, on August 8, 2005, changed accountants from Bomar, Hammett & Associates, CPAs, P.A. to Davis, Monk & Company, P.O. Box 13494, Gainesville, FL 32604. Bomar, Hammett & Associates, CPAs, P.A. elected not to stand for reappointment as the Company's accountant. The financial statements reported on by Bomar, Hammett & Associates, CPAs, P.A. were issued on an unaudited basis due to lack of independence of the accountants. The decision to change accountants was approved by the Registrant's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through March 31, 2005.

On August 8, 2005, the Registrant engaged Davis, Monk & Company, as its independent accountants. The registrant did not consult with Davis, Monk & Company, its independent accountants, regarding any matter prior to its engagement. Form 8-K was filed with the Securities and Exchange Commission during September 2005 regarding the change in accountants.

        ADJUSTMENTS
        -----------

All necessary adjustments to the financial statements have been made.


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


                                          J R Bassett Optical, Inc.
                                   (Formerly, Optical Express, Inc.)

September 20, 2005                 /S/Robert E. Williams
                                   ----------------------------
                                      Robert E. Williams
                                      President / C.E.O.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a) EXHIBITS

    2.     Plan of Acquisition, reorganization, Arrangement,
           Liquidation or Succession                                   None

    3-i    Articles of Incorporation                                     **

    3-ii   Bylaws                                                        **

    4.     Instruments defining the Rights of Security Holders         None

    10.    Material Contracts                                          None

    11.    Statement re: Computation of Per Share Earnings         Financial
                                                                   Statements

    15.    Letter re: Unaudited Interim Financial Information          None

    16.    Letter on Change in Certifying Accountant                    ***

    18.    Letter re: change in Accounting Principles                  None

    19.    Report Furnished to Security Holders                        None

    22.    Published Report re: matters Submitted to Vote of
           Security Holders                                            None

    24.    Power of Attorney                                           None

    31.1   Certification of Chief Executive Officer                       *

    32.1   Certification of Chief Financial Officer                       *

    99.    Additional Exhibits                                         None

*	Filed herewith.

**	Incorporate by reference to the Company's Form 10-SB filed
        with the Securities and Exchange Commission.

***	Filed as an Exhibit to the Company's Form 8-K filed with
        the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K:

	Item 4.01 on Form 8-k:	Changes in Registrant's
Certifying accountant.

    A letter on change in certifying accountant was filed as an Exhibit on the Company's Form 8-k filed with the Securities and Exchange Commission on August 8, 2005.