Form 10QSB/A
period 2005-06-30
BASSETT J R OPTICAL INC
filed 2005-11-02
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         Form 10-QSB A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005


[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ____________ to ___________


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

				  Yes  [X]		No  [  ]


            APPLICABLE ONLY TO CORPORATE ISSUERS
	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Class                       Outstanding as of June 30, 2005
    -----                       -------------------------------
Common Stock $.001 Par Value              35,977,367


Transitional Small Business Disclosure Format:	 No
                                                  --

I.	FINANCIAL INFORMATION
        ---------------------

ITEM 1.		FINANCIAL STATEMENTS
--------         --------------------

                    J R BASSETT OPTICAL, INC.
                    -------------------------
                         BALANCE SHEETS
                         --------------

                                                          June 30,     December 31,
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
                                                         ==========    ==========

             Liabilities & Stockholders' Equity (Deficit)
             --------------------------------------------

Current Liabilities
    Accounts Payable                                     $    5,500    $    1,000
    Accrued Expenses Payable                                  1,000         3,500
                                                         ----------    ----------
         Total Current Liabilities                            6,500         4,500
Long-Term Liabilities                                             0             0
                                                         ----------    ----------
         Total Liabilities                                    6,500         4,500
Stockholders' Equity:
    Common Stock, $0.001 Par Value, 75,000,000 Shares
    Authorized, 35,977,367 Shares Issued and Outstanding     35,977        35,977
    Capital Received in Excess of Par Value                  17,657        17,657
    Retained Earnings (Deficit)                           (  60,134)    (  58,134)
                                                         ----------    ----------
    Total Stockholders' Equity (Deficit)                  (   6,500)    (   4,500)
                                                         ----------    ----------

    Total Liabilities & Stockholders' Equity             $        -    $        -
                                                         ==========    ==========


                   J R BASSETT OPTICAL, INC.
                   -------------------------
   STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
   ------------------------------------------------------


                                   Three Months Ended              Six Months Ended
                                   ------------------              ----------------
                                 June 30,        June 30,        June 30,       June 30,
                                   2005            2004            2005           2004
                                (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                 ---------       ---------      ---------       ---------

Net Sales                        $       -       $       -      $       -       $       -
Expenses                             1,000           2,691          2,000           3,591
                                 ---------       ---------      ---------       ---------
Net Income (Loss) Before Taxes    (  1,000)       (  2,691)      (  2,000)       (  3,591)
Income Taxes                             -               -              -               -
                                 ---------       ---------      ---------       ---------
Net Income (Loss)                 (  1,000)       (  2,691)      (  2,000)       (  3,591
Retained Earnings (Deficit):
    Beginning of Period           ( 59,134)       ( 50,943)      ( 58,134)       ( 50,043)
                                 ---------       ---------      ---------       ---------
         End of Period            ( 60,134)       ( 53,634)     $( 60,134)      $( 53,634)

Net Loss Per Common Share        $       -      $        -      $       -       $       -
                                 =========      ==========      =========       =========

Weighted Average Common
Shares Outstanding              35,977,367      32,469,953     35,977,367      31,777,700


                        J R BASSETT OPTICAL, INC.
                        -------------------------
                        STATEMENTS OF CASH FLOWS
                        ------------------------

                                                                     Quarter Ended
                                                                June 30,      June 30,
                                                                  2005          2004
                                                              (Unaudited)    (Unaudited)
                                                               ---------      ---------

Cash Flows from Operating Activities:
    Net income (loss)                                          $(  1,000)     $( 21,857)
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    Expenses paid by issuance of stock                                 -         21,857
    (Increase) Decrease in current assets                              -       (      -)
    Increase (Decrease) in current
     liabilities                                                   1,000              -
                                                               ---------      ---------
    Net Cash Provided by Operating Activities                          -              -

Cash Flows from Financing Activities                                   -              -

Cash Flows from Investing Activities                                   -              -
                                                               ---------      ---------

Net Increase (Decrease) In Cash                                        -              -

Cash at Beginning of Period                                            -              -
                                                               ---------      ---------

Cash at End of Period                                          $       -      $       -
Noncash Investing and Financing Activities:                    =========      =========
    Issuance of Stock in Exchange for Services and Payment
      of Debt                                                  $       -      $  21,857
    Liabilities and Expenses Paid by Issuance of Stock         $       -      $( 21,857)






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
        ------------
No income tax expense or benefits are reported for the three and six month period(s) ended June 30, 2005 and 2004 due to the company realizing a tax loss for the period(s). The company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

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


    ITEM 3.  CONTROLS AND PROCEDURES
             -----------------------

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e)) as of June 30, 2005 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. The Company's management acknowledges a material weakness exists in its controls and procedures, in that i) the accountant employed by the Company has no current training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

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

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ---------------------------------------------------
None

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------

There is no public trading market for the common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of September 30, 2002, there were 140 holders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not currently intend to declare or pay dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business. During 2004 the company issued 4,199,581 shares of common stock for $21,856.70. As of June 30, 2005 the company has 35,977,367 shares of common stock, $0.001 par value, issued and outstanding. There are 75,000,000 shares authorized.

     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     ---------------------------------------------------------------
     FINANCIAL DISCLOSURE.
     ---------------------

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

                                     J R Bassett Optical, Inc.
                              (Formerly, Optical Express, Inc.)

September 20, 2005            /S/Robert E. Williams
                              -----------------------------
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