Form 10QSB
period 2005-09-30
BASSETT J R OPTICAL INC
filed 2005-11-02
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         Form 10-QSB

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT

        For the transition period from _________ to _________


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

                Yes  [X]          No  [  ]


            APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                           Outstanding as of
         Class                             September 30, 2005
         -----                             ------------------

  Common Stock $.001 Par Value                 36,000,000


Transitional Small Business Disclosure Format:      No

I.   FINANCIAL INFORMATION
     ---------------------

     ITEM 1.  FINANCIAL STATEMENTS
              --------------------

                  J R BASSETT OPTICAL, INC.
                  -------------------------

                       BALANCE SHEETS
                       --------------

                                              September 30,   December 31,
                                                  2005           2004
                                               (Unaudited)
                                              -------------   ------------
                          Assets
                          ------
Current Assets                                $         -     $        -
Depreciable Assets                                      -              -
Other Assets                                            -              -
                                              -----------      ----------
     Total Assets                             $         -     $        -
                                              ===========     ===========

        Liabilities & Stockholders' Equity (Deficit)
        --------------------------------------------

Current Liabilities
  Accounts Payable                            $         -     $     1,000
  Accrued Expenses Payable                              -           3,500
                                              -----------     -----------
     Total Current Liabilities                          -           4,500
Long-Term Liabilities                                   -               0
                                              -----------     -----------
     Total Liabilities                                  -           4,500
Stockholders' Equity:
  Common Stock, $0.001 Par Value, 75,000,000
    Shares Authorized, 36,000,000 and
    35,977,367 Shares Issued and Outstanding        6,000          35,977
  Capital Received in Excess of Par Value          24,134          17,657
  Retained Earnings (Deficit)                  (   60,134)     (  58,134)
                                              -----------     -----------
     Total Stockholders' Equity (Deficit)               -      (    4,500)
                                              -----------     -----------
     Total Liabilities & Stockholders'
     Equity                                   $         -     $         -
                                              ===========     ===========


                  J R BASSETT OPTICAL, INC.
                  -------------------------

   STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
   -------------------------------------------------------

                                   Three Months Ended                Nine Months Ended
                               ----------------------------     ----------------------------
                               September 30,  September 30,     September 30,  September 30,
                                  2005            2004              2005          2004
                               -------------  -------------     -------------  -------------
                                (Unaudited)    (Unaudited)       (Unaudited)    (Unaudited)
Net Sales                      $         -    $         -       $         -    $         -
Expenses                                 -          1,000             2,000          1,000
                               -----------    -----------       -----------    -----------
Net Income (Loss) Before Taxes           -     (    1,000)       (    2,000)    (    1,000)
Income Taxes                             -              -                 -              -
                               -----------    -----------       -----------    -----------
Net Income (Loss)                        -     (    1,000)       (    2,000)    (    1,000)
Retained Earnings (Deficit):
  Beginning of Period            (  60,134)    (   52,634)       (   58,134)    (   52,634)
                               -----------    -----------       -----------    -----------
  End of Period                  (  60,134)    (   53,634)       (   60,134)    (   53,634)

Net Loss Per Common Share      $         -    $         -       $         -    $         -
                               ===========    ===========       ===========    ===========

Weighted Average Common
Shares Outstanding              35,977,367     32,469,953        35,977,367     31,777,700


                    J R BASSETT OPTICAL, INC.
                    -------------------------

                    STATEMENTS OF CASH FLOWS
                    ------------------------

                                                Quarter Ended
                                          -----------------------------
                                          September 30,   September 30,
                                              2005           2004
                                          -------------   -------------
                                           (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss)                       $ (   2,000)    $(    1,000)
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
  Expenses and liabilities paid by
    issuance of stock                            8,500          1,000
 (Increase) Decrease in current assets               -      (       -)
 Increase (Decrease) in current
    Liabilities                            (     6,500)             -
                                          ------------    -----------
Net Cash Provided by Operating
  Activities                                         -              -

Cash Flows from Financing Activities                 -              -

Cash Flows from Investing Activities                 -              -
                                          ------------    -----------

Net Increase (Decrease) In Cash                      -              -

Cash at Beginning of Period                          -              -
                                          ------------    -----------

Cash at End of Period                     $          -    $         -
                                          ============    ===========

Noncash Investing and Financing
Activities:
  Issuance of Stock in Exchange for
     Services and Payment of Debt         $      8,500    $     1,000
  Liabilities and Expenses Paid by
     Issuance of Stock                    $  (   8,500)   $(    1,000)


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

6.   Common Stock
     ------------

   The Company has 75,000,000 shares of common stock, $0.001 par value, authorized and 36,000,000 shares issued and outstanding.

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

9.    Market for Common Equity and Related Stockholder
      Matters
      ------------------------------------------------

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

11.  Income Taxes
     ------------

   No income tax expense or benefits are reported for the three and nine month period(s) ended September 30, 2005 and 2004 due to the company realizing a tax loss for the period(s). The company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

12.  Subsequent Events
     -----------------

   The Company is in negotiations to consummate an 80% acquisition of the companies stock by Samuel M. Skipper.
   At that time the company would initiate a 36:1 reverse stock split.


     ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION
               ---------------------------------------------

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


     ITEM 3.   CONTROLS AND PROCEDURES
               -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures"
(as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e)) as of September 30, 2005 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. The Company's management acknowledges a material weakness exists in its controls and procedures, in that i) the accountant employed by the Company has no current training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

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

   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ---------------------------------------------------

None

   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
   --------------------------------------------------------

There is no public trading market for the common stock of the Company. The Company's common stock has not traded since August 1993, at which time it traded on the over-the-counter market. As of September 30, 2002, there were 140 holders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not currently intend to declare or pay dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business. On September 30, 2005 the company issued 22,633 shares of common stock for payment of expenses and liabilities in the amount of $6,574.00. As of December 31, 2004 the company has 35,977,367 shares of common stock, $0.001 par value, issued and outstanding. As of September 30, 2005 the company has 36,000,000 shares of common stock, $0.001 par value, issued and outstanding. There are 75,000,000 shares authorized.

   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE.
   ------------------------------------------------

Pursuant to item 304 of Regulation S-B the registrants, on August 8, 2005, changed accountants from Bomar, Hammett & Associates, CPAs, P.A. to Davis, Monk & Company, P.O. Box 13494, Gainesville, FL 32604. Bomar, Hammett & Associates, CPAs, P.A. elected not to stand for reappointment as the Company's accountant. The financial statements reported on by Bomar, Hammett & Associates, CPAs, P.A. were issued on an unaudited basis due to lack of independence of the accountants. The decision to change accountants was approved by the Registrant's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through September 30, 2005.

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

                              J R Bassett Optical, Inc.
                           (Formerly, Optical Express, Inc.)


October 18, 2005           Robert E. Williams
                           ---------------------------------
                           Robert E. Williams
                           President / C.E.O.

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

     2.   Plan of Acquisition, reorganization,
          Arrangement, Liquidation or Succession            None

     3-i  Articles of Incorporation                         **

     3-ii Bylaws                                            **

     4.   Instruments defining the Rights of Security
          Holders                                           None

     10.  Material Contracts                                None

     11.  Statement re: Computation of Per Share            Financial
          Statements                                        Earnings

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

     32.1 Certification of Chief Financial Officer

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