Form 10QSB/A
period 2005-09-30
BASSETT J R OPTICAL INC
filed 2005-11-15
CIK 847416

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           Form 10-QSB/A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005
                                       ------------------

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

                         BALANCE SHEETS
                         --------------

                                                     September 30,    December 31,
                                                         2005            2004
                                                     -------------    ------------
                                                     (Unaudited)
                              Assets
                              ------
Current Assets                                       $          -     $          -
Depreciable Assets                                              -                -
Other Assets                                                    -                -
                                                     ------------     ------------
                Total Assets                         $          -     $          -
                                                     ============     ============

        Liabilities & Stockholders' Equity (Deficit)
        --------------------------------------------

Current Liabilities
  Accounts Payable                                   $          -     $      1,000
  Accrued Expenses Payable                                      -            3,500
                                                     ------------     ------------

     Total Current Liabilities                                  -            4,500
Long-Term Liabilities                                           -                0
                                                     ------------     ------------
     Total Liabilities                                          -            4,500
                                                     ============     ============
Stockholders' Equity:
  Common Stock, $0.001 Par Value, 75,000,000
  Shares Authorized, 36,000,000 and 35,977,367
  Shares Issued and Outstanding                            36,000           35,977
  Capital Received in Excess of Par Value                  24,134           17,657
  Retained Earnings (Deficit)                           (  60,134)      (   58,134)
                                                     ------------     ------------
     Total Stockholders' Equity (Deficit)                       -       (    4,500)
                                                     ------------     ------------

     Total Liabilities & Stockholders' Equity        $          -     $          -
                                                     ============     ============


                      J R BASSETT OPTICAL, INC.
        STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                      Three Months Ended              Nine Months Ended
                                -----------------------------   -----------------------------
				September 30,	September 30,	September 30, 	September 30,
                                    2005            2004            2005            2004
                                 (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
                                -------------   -------------   -------------   -------------
Net Sales                       $          -    $          -    $          -    $          -
Expenses                                   -           1,000           2,000           1,000
                                ------------    ------------    ------------    ------------
Net Income (Loss) Before Taxes             -       (   1,000)       (  2,000)      (   1,000)
Income Taxes                               -               -               -               -
                                ------------    ------------    ------------    ------------
Net Income (Loss)                          -       (   1,000)       (  2,000)      (   1,000)

Retained Earnings (Deficit):
  Beginning of Period               ( 60,134)       ( 52,634)       ( 58,134)      (  52,634)
                                ------------    ------------    ------------    ------------
  End of Period                     ( 60,134)       ( 53,634)       ( 60,134)      (  53,634)

Net Loss Per Common Share       $          -    $          -    $          -    $          -
                                ============    ============    ============    ============

Weighted Average Common
Shares Outstanding                35,977,619      32,469,953      35,977,367      31,777,700


                           J R BASSETT OPTICAL, INC.
                           STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                     September 30,    September 30,
                                                         2005            2004
                                                     -------------    ------------
                                                      (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss)                                  $(      2,000)   $(     1,000)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Expenses and liabilities paid by issuance
      of stock                                               6,500           1,000
    (Increase) Decrease in current assets                        -     (         -)
    Increase (Decrease) in current liabilities         (     4,500)              -
                                                     -------------    ------------
    Net Cash Provided by Operating Activities                    -               -

Cash Flows from Financing Activities                             -               -

Cash Flows from Investing Activities                             -               -
                                                     -------------    ------------

Net Increase (Decrease) In Cash                                  -               -

Cash at Beginning of Period                                      -               -
                                                     -------------    ------------
Cash at End of Period                                $           -    $          -
                                                     =============    ============

Non-cash Investing and Financing Activities:
  Issuance of Stock in Exchange for Services
    and Payment of Debt                              $       6,500    $      1,000
  Liabilities and Expenses Paid by Issuance
    of Stock                                         $(      6,500)   $(     1,000)


                   J R BASSETT OPTICAL, INC.
                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

1.	Organization
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

    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
    AND FINANCIAL DISCLOSURE.
    -----------------------------------------------------------

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

     ADJUSTMENTS
     -----------

All necessary adjustments to the financial statements have been made and are of a normal recurring nature.

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

    16.   Letter on Change in Certifying Accountant                 ***

    18.   Letter re: change in Accounting Principles                None

    19.   Report Furnished to Security Holders                      None

    22.   Published Report re: matters Submitted to Vote of
          Security Holders                                          None

    24.   Power of Attorney                                         None

    31.1  Certification of Chief Executive Officer Pursuant         *
          to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1  Certification of Chief Financial Officer Pursuant         *
          to 18 U.S.C. Section 1350 (Section 905 of the
          Sarbanes-Oxley Act of 2002

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

                                J R Bassett Optical, Inc.
                                (Formerly, Optical Express, Inc.)

October 18, 2005                /s/Robert E. Williams
                                ----------------------------------
                                Robert E. Williams
                                President / C.E.O.