Form 10KSB
period 2005-12-31
Samurai Energy Corp.
filed 2006-03-20
CIK 847416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   FORM 10-KSB

          [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                          Commission File No. 000-51656

                              SAMURAI ENERGY CORP.
                      (Formerly J.R. Bassett Optical, Inc.)
             (Exact name of registrant as specified in its charter)


              Delaware                            87-0469497
-------------------------------------  -----------------------------------
  (State of other jurisdiction of      (I.R.S. Employer Identification No.)
           incorporation)

         955 Dairy Ashford
             Suite 206
            Houston, TX                              77079
-------------------------------------  -----------------------------------
  (Address of Principal Executive                  (Zip Code)
              Office)


       Registrant's telephone number, including area code: (713) 771-5500

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock; $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days. Yes [  ] No [    ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's total revenues for the year ended December 31, 2005, were $238,593.

The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,083,371 as of February 28, 2006, based upon a closing price of $4.50 on that date.

1,149,999 shares of the registrant's Common Stock were outstanding as of February 28, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [  ]


                                TABLE OF CONTENTS



PART I

Item 1            Description of Business
Item 2            Description of Property
Item 3            Legal Proceedings
Item 4            Submission of Matters to a Vote of Security Holders


PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Recent Sale of Unregistered Securities
Item 6            Management's Plan of Operation
Item 7            Financial Statements
Item 8 Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
Item 8A           Controls and Procedures


PART III

Item 9            Directors and Executive Officers of the Registrant
Item 10           Executive Compensation
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matt
Item 12           Certain Relationships and Related Transactions
Item 13           Exhibits, List and Reports on Form 8-K
Item 14           Principal Accountant Fees and Services

SIGNATURES

EX-4.3            (Instruments defining the rights of security holders)

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-99.1           (Exhibits not specifically designated by another number and by investment companies)


                     STATEMENT ON FORWARD LOOKING STATEMENTS

         The statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

-        the cyclical nature of the natural gas and oil industries

-        our ability to obtain additional financing

- our ability to successfully and profitably find, produce and market oil and natural gas

-        uncertainties associated with the United States and worldwide economies

-        substantial competition from larger companies

-        the loss of key personnel

- operating interruptions (including leaks, explosions and lack of rig availability)

as well as other such risk factors set forth in Item 6 below.


Item 1            Description of Business.

           Samurai Energy Corp. ("Samurai") and its wholly owned subsidiary SEI Acquisition Corp. is organized in Delaware. Samurai is a reporting company under section 13 or 15 (d) of the Securities Exchange Act of 1934 (Commission file number 000-51656).

         Samurai is an independent oil and gas company. Since the Wilson property was privately acquired in March 2004 and transferred to the public shell in November 2005, Samurai has been actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Samurai's strategy is to grow its asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided producing assets.

      J R Bassett Optical, Inc. ("Bassett") was established in Utah in March 1989, under the name Bluefield Enterprises, Inc. and had no operations until July, 1992, when the Company merged with Optical Express, Inc., a Florida corporation engaged in the business of operating retail eyewear stores in Central Florida, at which time the name of the Company was changed to Optical Express, Inc. In August 1993, Optical Express, Inc. merged with The AppleTree Companies, Inc., a Delaware corporation, ("AppleTree") and reincorporates as a Delaware corporation as an operating subsidiary of AppleTree. In order to reflect its expansion into other states, in 1993, the name was changed to J R Bassett Optical, Inc. On August 31, 1995, Bassett discontinued operations. On April 4, 1997, the parent AppleTree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 97-22597-SCS. Bassett had no revenues, expenses, assets or liabilities since August 31, 1995 and continuing until 2005 as described by this annual report, except for professional fees related to Securities and Exchange Commission fillings.

On November 18, 1999, The United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of 787,986 shares of Bassett stock owned by AppleTree to Robert E Williams, the former Chief Executive Officer and Chairman of the Board.

On November 2, 2005 as part of a reverse merger, Sam Skipper purchased 800,000 shares representing 80% of Bassett shares issued and outstanding from Robert Williams pursuant to a Stock Purchase Agreement dated October 19, 2005. The principal terms of the agreement provided for a payment of $50,000; the assignment of certain oil and gas properties ("Wilson Properties") to Samurai; and the issuance of 50,000 new shares from Samurai to Robert Williams.


Item 2            Description of Property.

      On November 2, 2005 as part of the reverse merger described above, Samurai acquired a 37% working interest in oil and gas producing properties located in Nueces County, Texas from an entity 100% owned by Samurai's new majority shareholder.

      Wilson Lease

(1)           Oil, Gas and Mineral Lease dated January 13, 1934 from Ellen C.
              Wilson to S. F. Hurlbut recorded in Volume 15, Page 608 of the Oil & Gas Lease Records of Nueces County, Texas insofar and only insofar as to 250 acres, more or less, being the eastern 250 acres of the northern 250 acres of the 434.59 acre tract set aside to Leonora Bernard and more fully described in that certain Partition Decree of the Estate of W. W. Wright, Deceased, recorded in Book "H", Page 313 of the Minutes of District Court of Nueces County, Texas.

(2) Oil, Gas and Mineral Lease dated December 9, 1950 from the State of Texas to F. William Carr recorded in Volume 116, Page 100 of the Oil & Gas Leases Records of Nueces County, Texas insofar and only insofar as to 5 acres, more or less, being out of Tract 5 of the Nueces River containing 80 acres, said 5 acre tract being more fully described in that certain Gas
              Unit Pooling Agreement dated November 28, 1966 for the Wilson-State Gas Unit recorded in Volume 263, Page 126 of the Oil
              & Gas Lease Records of Nueces County, Texas, including all producing, non-producing and shut-in oil and gas wells (hereinafter called "Wells") located on and/or associated with said Leases, together with all mineral leasehold estates and working interests created by such Leases, together with any interests in contracts, agreements, pipelines, pipeline right-of-ways or easements affecting or relating to said Leases and all material, fixtures, personal property and equipment associated with such Wells.

Item 3            Legal Proceedings.

      Samurai is not a party to any litigation at February 28, 2006.

Item 4            Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.


                                     PART II

Item 5 Market for Common Equity, Related Stockholders Matters and Recent Sale of Unregistered Securities

      Since December 19, 2005, our common stock has traded on the Pink Sheets under the symbol "SMRE".

      The following table sets forth the range of high and low bid prices of our common stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium, as compiled by Pink Sheets LLC for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions or trades.

                                                            COMMON STOCK

                                                          HIGH          LOW
                      YEAR ENDED DECEMBER 31, 2004         BID          BID
                      -----------------------------   ----------- -------------
                      DECEMBER 19
                      THRU                                $    0.10   $    0.10
                      DECEMBER 31

      As of February 28, 2006, we had 143 shareholders of record of our common stock.

      To date, we have not paid any dividends on either our preferred stock or our common stock, and we do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends may be limited under future loan agreements which restrict or prohibit the payment of dividends.

Item 6   Management's Plan of Operation.

         Since the original Wilson property acquisition in March 2004, Samurai generated revenue from oil and gas production amounting to $238,593 and $162,155 in 2005 and the period from inception (March 22, 2004) through December 31, 2005, respectively. The revenue generated was from the purchase of a 37% working interest in the Wilson Oil and Natural Gas Lease located in Nueces County, Texas. This acquisition has provided current production and a significant upside potential for further development. We expect current revenue to exceed our operating expense over the next twelve months.

Over the next twelve months our strategy is to grow our asset base by acquiring producing properties and investing in working interest in non-operated properties. In addition Samurai plans to use innovative and sound engineering principles to enhance existing production. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

Risk Factors

         Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory development and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Our success will be largely dependent upon the success of our acquisition and drilling programs. In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our review of the subject property in connection with our acquisition assessment may not reveal all structural and environmental problems even when we inspect a well. All acquisition of property interests may not be economically successful. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. Unsuccessful acquisitions and drilling operations may have a material adverse effect on our financial condition and future results of operations.

Item 7    Financial Statements

                          Index to Financial Statements

                                                                           Page

Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheet at December 31, 2005 ............................F-2

Consolidated Statement of Operations for the year ended December 31, 2005 and the period from Inception (March 22, 2004) through December 31, 2004....F-3

Consolidated Statement of Changes in Stockholders' Deficit for the year ended December 31, 2005 and the period from Inception (March 22, 2004) through
December 31, 2004...........................................................F-4

Consolidated Statement of Cash Flows for the year ended December 31, 2005 and the period from Inception (March 22, 2004) through December 31, 2004....F-5

Notes to Financial Statements.........................................F-6 to 12

                                       F-1





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Samurai Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Samurai Energy Corp. as of December 31, 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2005 and for the period from Inception (March 22, 2004) through December 31, 2004. These financial statements are the responsibility of Samurai Energy Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samurai Energy Corp., as of December 31, 2005, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 28, 2006



                              SAMURAI ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                       ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                                          $        -

PROPERTY and EQUIPMENT
          Oil and gas properties, using full cost accounting
                                                                                                234,347
              Less accumulated depreciation, depletion and

          amortization                                                                         (16,827)
                                                                                               --------
              Total property and equipment
                                                                                                217,520

OTHER ASSETS
          Deposits
                                                                                                 1,950
                                                                                            -----------
TOTAL ASSETS                                                                                $   219,470
                                                                                            ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts payable-trade                                                             $    3,717
          Accounts payable-related party                                                         46,311
          Accrued expenses                                                                       15,000
          Current maturities of long-term debt-related party                                      73,613
                                                                                                --------
             Total current liabilities                                                          128,993

LONG-TERM LIABILITIES
          Note payable-related party, net of current maturities
                                                                                                 81,387
          Asset retirement obligation                                                            22,200
                                                                                                -------
TOTAL LIABILITIES                                                                               232,580

SHAREHOLDERS' DEFICIT
          Preferred stock, $.001 par value; 100,000 shares
          authorized
          no shares issued and outstanding
                                                                                                      -
          Common stock, $.001 par value; 75,000,000 shares
          authorized,
          1,049,999 shares issued and outstanding
                                                                                                  1,050
          Additional paid-in-capital
                                                                                                (1,050)
          Retained deficit
                                                                                                (22,758)
              Total shareholders' deficit                                                       ---------
                                                                                               (22,758)
                                                                                           --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                $   219,470
                                                                                          ============

                 See summary of significant accounting policies
                       and notes to financial statements.


                              SAMURAI ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Year Ended December 31, 2005
    and the period from Inception (March 22, 2004) through December 31, 2004

                                                                               2005                     2004
                                                                               ----                     ----
REVENUE                                                                       $    238,593          $    162,155

OPERATING EXPENSES
 Selling, general and administrative expenses                                                                  -
                                                                                   128,637
 Lease operating expenses                                                           78,424               199,617
 Depletion of oil and gas properties                                                 9,995                 6,832
                                                                                    ------                 -----

     Net income (loss)                                                     $        21,536           $   (44,294)
                                                                        =  ===============           =============


Basic and diluted net loss per share                                        $         (.03)        $     (0.06)

Weighted average shares outstanding                                                840,411               800,000

                 See summary of significant accounting policies
                       and notes to financial statements.


                              SAMURAI ENERGY CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                          Year Ended December 31, 2005
    and the period from Inception (March 22, 2004) through December 31, 2004

                                                                      Additional
                                                                       Paid in          Retained
                                 Common Shares      Common Stock       Capital           Deficit            Total
                                 ---------------    -------------    -------------    --------------    ---------------
Issuance of Founder's shares
as of March 22, 2004                    800,000            $ 800           $(800)                $-                 $-

Net income (loss)                                                                          (44,294)           (44,294)
                                 ---------------    -------------    -------------    --------------    ---------------

Balance, at December 31, 2004           800,000              800            (800)          (44,294)           (44,294)

Stock issued for reverse merger
with J.R. Bassett Optical, Inc.         249,999              250            (250)                 -                  -

Net income (loss)                                                                            21,536             21,536
                                 ---------------    -------------    -------------    --------------    ---------------

Balance, at December 31, 2005         1,049,999          $ 1,050         $(1,050)        $ (22,758)         $ (22,758)
                                 ===============    =============    =============    ==============    ===============

                 See summary of significant accounting policies
                       and notes to financial statements.

                              SAMURAI ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 2005
    and the period from Inception (March 22, 2004) through December 31, 2004

                                                                                     2005                  2004
                                                                                     ----                  ----
Cash flows from operating activities:
         Net income (loss)                                                           $ 21,536            $(44,294)

Adjustments to reconcile net (loss) income to net . cash provided by operating activities:
               Depletion of oil and gas properties                                      9,995                6,832
               Changes in assets and liabilities
                Deposits                                                              (1,950)                    -
                Accounts payable                                                    (159,006)              209,034
                Accrued liabilities                                                    15,000                    -
                Asset retirement obligation                                                -                22,200
                                                                           -               --               ------

Net cash provided by (used in ) operating activities                                (114,425)              193,772

Cash flows from investing activities:
         Investment in oil and gas property                                          (40,575)            (193,772)

Cash flows from financing activities:
         Issuance of note payable for purchase of oil and gas properties              155,000                    -

Net increase in cash and cash equivalents                                                   -                    -
Cash and cash equivalents, at beginning of year                                            -                    -
                                                                           -               --      -            -

Cash and cash equivalents, at end of year                                                 $-                   $-
                                                                           =              ===      =           ==


Non cashinvesting and financial activities:

         Assignment of oil and gas property                                         $ 155,000                   $-
                                                                                    =========                   ==

         Issuance of debt for assignment of oil and gas property                   $(155,000)                   $-
                                                                                   ==========                   ==

                 See summary of significant accounting policies
                       and notes to financial statements.


                              SAMURAI ENERGY CORP.
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

      Samurai Energy Corp. ("Samurai") and its wholly owned subsidiary SEI Acquisition Corp. (formerly J.R. Bassett Optical, Inc.) is organized in Delaware.

    Description of Business

        Samurai is an independent oil and gas company. Since the Wilson property was privately acquired in March 2004 and transferred to the public shell in November 2005, Samurai has been actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Samurai's strategy is to grow its asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided producing assets.

    History of the Company

      J R Bassett Optical, Inc. ("Bassett") was established in Utah in March 1989, under the name Bluefield Enterprises, Inc. and had no operations until July, 1992, when the Company merged with Optical Express, Inc., a Florida corporation engaged in the business of operating retail eyewear stores in Central Florida, at which time the name of the Company was changed to Optical Express, Inc. In August 1993, Optical Express, Inc. merged with The AppleTree Companies, Inc., a Delaware corporation, ("AppleTree") and reincorporated as a Delaware corporation as an operating subsidiary of AppleTree. In order to reflect its expansion into other states, in 1993, the name was changed to J R Bassett Optical, Inc. On August 31, 1995, Bassett discontinued operations. On April 4, 1997, the parent AppleTree filed for bankruptcy protection and reorganization (Chapter 11) in the United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 97-22597-SCS. Bassett had no revenues, expenses, assets or liabilities since August 31, 1995 and continuing until 2005 as described by this annual report, except for professional fees related to Securities and Exchange Commission fillings.

On November 18, 1999, The United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division approved the sale of 787,986 shares of Bassett stock owned by AppleTree to Robert E Williams, the former Chief Executive Officer and Chairman of the Board.

On November 2, 2005 as part of a reverse merger, Sam Skipper purchased 800,000 shares representing 80% of Bassett shares issued and outstanding from Robert Williams pursuant to a Stock Purchase Agreement dated October 19, 2005. The principal terms of the agreement provided for a payment of $50,000; the assignment of certain oil and gas properties ("Wilson Properties") to Samurai; and the issuance of 50,000 new shares from Samurai to Robert Williams.


    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period.



    Cash and Cash Equivalents

      The carrying amount reported on the balance sheet reflects fair value. Samurai had no cash at December 31, 2005. All cash needs during 2004 and 2005 were made by its majority shareholder.

    Oil and Gas Properties

      Samurai uses the full cost method of accounting for its investments in oil and gas properties. Under this method, all acquisition, exploration and development costs incurred for the purpose of exploring for and developing oil and natural gas are capitalized. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress and geological service costs in exploration activities. Development costs include the costs of drilling development wells and costs of completions and facilities. Costs associated with production and general corporate activities are expensed in the period incurred. Investments in unproven properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. At December 31, 2005, Samurai does not believe that any of its properties are impaired. Net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenue from proved reserves; plus the cost of the properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects.

      Depreciation and depletion of oil and gas properties is computed using the unit-of-production method based on estimated proven reserves. All costs, including an estimate of future development, restoration, dismantlement and abandonment costs, are included in the depreciable base. The costs of investments in unproved properties are excluded from the calculation until the costs are evaluated and proved reserves established.

    Revenue and Cost Recognition

      Samurai uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which Samurai is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

    Concentrations

         Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2005, approximately 85% of oil and gas revenues were attributable to one customer. Samurai performs ongoing credit evaluations of its customers and, generally, requires no collateral. Samurai is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables. Substantially all of the Company's receivables were collected shortly after December 31, 2005. Receivables at December 31, 2005 and 2004, are reflected as a component of Accounts Payable-related party.

    Income Taxes

      Samurai recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to more likely than not.
Loss per Share

      Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income.

New Accounting Standards

      In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt SFAS No. 123R as of January 1, 2006. As of December 31, 2005, Samurai had not issued any options or warrants.

2.    WORKING INTEREST PURCHASE

      On March 22, 2004, Samurai Energy LLC acquired a 37% working interest in oil and gas producing properties located in Nueces County, Texas, from a third party for $160,000. Capitalized work-over costs and asset retirement obligations increased this cost basis by $34,000.

      The Properties

(3)           Oil, Gas and Mineral Lease dated January 13, 1934 from Ellen C.
              Wilson to S. F. Hurlbut recorded in Volume 15, Page 608 of the Oil & Gas Lease Records of Nueces County, Texas insofar and only insofar as to 250 acres, more or less, being the eastern 250 acres of the northern 250 acres of the 434.59 acre tract set aside to Leonora Bernard and more fully described in that certain Partition Decree of the Estate of W. W. Wright, Deceased, recorded in Book "H", Page 313 of the Minutes of District Court of Nueces County, Texas.

(4) Oil, Gas and Mineral Lease dated December 9, 1950 from the State of Texas to F. William Carr recorded in Volume 116, Page 100 of the Oil & Gas Leases Records of Nueces County, Texas insofar and only insofar as to 5 acres, more or less, being out of Tract 5 of the Nueces River containing 80 acres, said 5 acre tract being more fully described in that certain Gas
              Unit Pooling Agreement dated November 28, 1966 for the Wilson-State Gas Unit recorded in Volume 263, Page 126 of the Oil
              & Gas Lease Records of Nueces County, Texas, including all producing, non-producing and shut-in oil and gas wells (hereinafter called "Wells") located on and/or associated with said Leases, together with all mineral leasehold estates and working interests created by such Leases, together with any interests in contracts, agreements, pipelines, pipeline right-of-ways or easements affecting or relating to said Leases and all material, fixtures, personal property and equipment associated with such Wells.

3.            LONG-TERM DEBT-RELATED PARTY

      Notes Payable consists of the following at December 31, 2005:

         Promissory note to a related party- payable in monthly payments of
         $7,150 including principal and interest at 10% due December 7, 2007;
         unsecured Less current portion                                                             $       155,000
                                                                                                             73,613
                                                                                                    ---------------

         Long-term portion                                                                          $        81,387
                                                                                                    ===============

4.    ASSET RETIREMENT OBLIGATION

         In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which was adopted by Samurai in 2004 when Samurai first acquired oil and gas properties. SFAS 143 requires entities to record the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Samurai accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Samurai's risk-free interest rate. No market risk premium has been included in Samurai's calculation of the ARO balance. Samurai's ARO liability at December 31, 2005 is $22,200.

5.    PREFERRED STOCK

       Shares of preferred stock may be issued from time to time in one or more series, each such series to have distinctive serial designations as determined by Samurai's Board of Directors. Preferred shares may have some or all, or different, characteristics as follows: voting or non voting, subject to redemption as determined by the Board, may be entitled to receive dividends, may have certain rights upon the dissolution or liquidation of Samurai, may be convertible or exchangeable into other classes of Samurai's stock, may be entitled to the benefit of a sinking or purchase fund, and may have such other rights or options as determined by the Samurai's Board of Directors. On December 8, 2005, Samurai established a series of 100,000 shares of series A Preferred Stock. At December 31, 2005, there were no preferred shares issued and outstanding.

6.    COMMON STOCK

      On November 2, 2005, Samurai authorized a reverse split of the total number of shares of common stock of Samurai at the ratio of one new share for thirty six old shares, as of the close of business November 14, 2005. All share amounts shown have been restated.

      In connection with the reverse merger, Samurai issued 249,999 post-split shares of common stock to former shareholders of Bassett.

7.    STOCK OPTION PLAN

         On December 14, 2005, Samurai's Board of Directors approved and adopted the 2005 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan ("Plan"). The Plan provides for the issuance of 100,000 shares of common stock, warrants, options, preferred stock or any combination thereof. The shares subject to the Plan shall consist of authorized but unissued shares of common stock and such number of shares shall be and reserved for sale for such purpose.

The purpose of the Plan is to maintain the ability of Samurai to attract and retain highly qualified and experienced directors, employees and consultants and give to such directors, employees and consultants a continued proprietary interest in the success of Samurai.

The Plan will be administered by Samurai's Board of Directors who shall have sole and absolute discretion authorizing, determining and designating those persons who are to receive common stock, warrants, options, preferred stock or any combination thereof. As of December 31, 2005, Samurai had not issued any stock, warrants or options.

8.    DEFERRED TAX BENEFIT

         Deferred income taxes are recorded at the maximum effective tax rate. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires that deferred tax assets be reduced by a valuation allowance if it is more or likely than not that some portion or all of the deferred tax asset will not be realized.

                                                            2005           2004
                                                            ----           ----
                       Net operating loss                $ 7,700        $15,100

                       Less: valuation allowance         (7,700)       (15,100)
                                                         --------       -------


                       Total                                  -              -
                                                             ==             ==

2004 net operating loss carry-forward expires in 2024.

9. SUPPLEMENTAL OIL AND GAS INFORMATION-(Unaudited)
Proved oil and gas reserve quantities are based on estimates prepared by Samurai's engineer in accordance with guidelines established by the Securities Exchange Commission (SEC).

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production. The following reserve data related to the Properties represent estimates only and should not be construed as being exact. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the performance of the reservoirs, as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. The evolution of technology may also result in the application of improved recovery techniques, such as supplemental or enhanced recovery projects, which have the potential to increase reserves beyond those currently envisioned.

Estimates of proved reserves are derived from quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing operating and economic conditions and rely upon a production plan and strategy.

Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities ("FAS 69"), requires calculation of future net cash flows using a 10% annual discount factor and year-end prices, costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates. The average price used was $56.27 per barrel of oil and $12.05 per Mcf of gas.

                                                        Gas                Oil
                                                     (MMcf)             (MBbls)
             Total Proved Reserves:


                Balance, December 31, 2003              451.788           1.531

                Production                             (29.897)          (0.080)
                                                      --------          -------


                Balance, December 31, 2004              421.891           1.451

                Production                             (28.206)          (0.226)
                                                      --------          -------

                Balance, December 31, 2005              393.685           1.225
                                                        ========          =====

The following disclosures concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with FAS 69. As prescribed by FAS 69, the amounts shown are based on prices and costs at the end of each period and a 10 percent annual discount factor.

Future cash flows are computed by applying fiscal year-end prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by Samurai's petroleum engineer by estimating the expenditures to be incurred in developing and producing Samurai's proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are based on currently enacted statutory rates.

The standardized measure of discounted future net cash flows is not intended to represent the replacement costs or fair value of Samurai's natural gas and oil properties. An estimate of fair value would take into account, among other things, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates of natural gas and oil producing operation

          Standardized Measure of Discounted Future
          Future cash in flows at December 31, 2005                                           $ 4,518,854
          Future costs-
                Operating                                                                       (482,577)
                Development and abandonment                                                     (323,010)
                                                                                                ---------

          Future net cash flows before income taxes                                             3,713,267
          Future income taxes                                                                 (1,299,643)
                                                                                              -----------

          Future net cash flows before income taxes                                             2,413,624
          Discount at 10% annual rate                                                           (785,232)
                                                                                                ---------

          Standardized measure of discounted future net cash flows                           $ 1,628,392
                                                                                             ===========

          The following reconciles the change in the standardized measure of discounted net cash flow.


                                                                                                        $
          Inception, March 22, 2004                                                                     -
          Production cost in excess of sales                                                       37,462

          Net change in prices                                                                    997,984
          Acquisition of property                                                                753,115
                                                                                                 -------

          Balance, December 31, 2004                                                            1,788,561

          Sales, net of production costs                                                       (160,169)
                                                                                               ---------

          Balance, December 31, 2005                                                         $ 1,628,392
                                                                                             ===========


10.   COMMITMENTS AND CONTINGENCIES

    Legal Proceedings

      Samurai is not a party to any litigation at December 31, 2005.

    Operating Leases

      Our headquarters are located in Houston, Texas, in approximately 1,650 square feet of leased space, at $1,900 per month, under a non-cancelable lease which will expire on December 31, 2007.

    Environmental Matters

      Samurai's operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for several of Samurai's operations and these permits are subject to revocation, modification, and renewal by issuing authorities. Samurai also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. Certain aspects of Samurai's operations may not be in compliance with applicable environmental laws and regulations, and such noncompliance may give rise to compliance costs and administrative penalties. It is not anticipated that Samurai will be required in the near future to expend amounts that are material to the financial condition or operations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, Samurai is unable to predict the ultimate cost of complying with such laws and regulations.

11.   RELATED PARTY TRANSACTIONS

              Samurai Energy Corp. purchased the properties from Samurai Energy L.L.C., a related party. Samurai Energy L.L.C. is owned 100% by the majority shareholder of Samurai Energy Corp (the Registrant) and, accordingly, the purchase price was equal to the seller's cost basis adjusted for production and depletion. Samurai Operating Company L.L.C., a related party, is the operator of the properties and provides production, engineering and maintenance services. Accordingly, Samurai Operating Company L.L.C. charged an operating fee for its services of $13,320 and $9,990 in 2005 and 2004, respectively.

12.   MANAGEMENT"S FINANCING PLANS

         Since inception, Samurai's working capital needs have been met through operating activities and from financings and loans from its principal shareholder, Sam Skipper and related entities. Samurai anticipates that additional financings and loans may be required to sustain operations in the future. Accordingly, should additional resources be required in 2006, Sam Skipper has committed to provide such additional sources of working capital and financing as necessary to meet the working capital requirements for 2006.

13.   SUBSEQUENT EVENTS

         On January 1, 2006, Samurai entered into two consulting agreements for a consulting fee of 60,000 shares and 40,000 shares of common stock, respectively. The market value of the 100,000 shares was $10,000 as of January 1, 2006, based upon a closing price of $0.10 on that date.

         On January 17, 2006, Samurai issued 450,000 shares of common stock realizing cash proceeds of $90,000 to Samurai Energy LLC, a related party, which is 100% owned by the majority shareholder of Samurai Energy Corp (the Registrant).

         In January 2006, Samurai completed unsuccessful work-over of Wilson Well #6 resulting in cost of $6,767 to Samurai based on its interest in Wilson Lease.

                                       11
                                        7


Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Pursuant to item 304 of Regulation S-B the registrants, on August 8, 2005, changed accounts from Bomar, Hammett & Associates, CPAs, P.A. to Davis, Monk & Company. Bomar, Hammett & associates, CPAs, P.A. elected not to stand for reappointment as Samurai's accountant. The financial statements reported on by Bomar, Hammett & Associates, CPAs, P.A. were issued on an unaudited basis due to lack of independence of the accountants. The decision to change accountants was approved by Samurai's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through September 30, 2005.

On August 8, 2005, Samurai engaged Davis, Monk & Company, as its independent accountants. Samurai did not consult with Davis, Monk & Company, its independent accountants regarding any matter prior to its engagement. Form 8-K was filed with the Securities and Exchange Commission during September 2005 regarding the change in accountants.

Pursuant to item 304 of Regulation S-B and on December 8, 2005, Samurai changed accounts from Davis, Monk & Company to Malone & Bailey, P.C. Davis, Monk & Company elected not to stand for reappointment as Samurai's accountant based on the fact that Samurai had moved its base operations from Florida to Texas and that Davis, Monk & Company did not work in the oil and gas industry. The decision to change accountants was approved by Samurai's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through September 30, 2005.

On December 8, 2005, Samurai engaged Malone & Bailey, P.C., as its independent accountants. Samurai did not consult with Malone & Bailey, P.C., regarding any matter prior to its engagement. Form 8-K was filed with the Securities and Exchange Commission during December 2005 regarding the change in accountants.

Item 8A           Controls and Procedures.

         Samurai's management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures", Samurai's management has concluded, as of December 31, 2005 (the "Evaluation Date'), our disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we concluded our evaluation.


                                    PART III

Item 9            Directors and Executive Officers of the Registrant.

         On November 2, 2005, Robert E. Williams sold to Samuel M. Skipper 80% of the issued and outstanding shares of capital stock, $.001 par value, of Samurai Energy Corp.

Effective November 2, 2005, Robert E. Williams resigned as officer and director of Samurai Energy Corp. and Samuel M. Skipper was elected as sole officer and director of the Corporation

Current Executive Officers and Directors of Samurai:

         Name                      Age                    Position

         Samuel M. Skipper          47                 President, CEO, Director

         For over 16 years Mr. Skipper has assisted in the consolidation of private and public companies and the entry of such companies into the public markets. From 1998 to 2003, Mr. Skipper was Founder, Chairman, and CEO of VTEX Energy, Inc., a public oil and gas company with over $100 million in assets. From 1990 to 1993, Mr. Skipper founded and served as CEO and President of ImageTrust, Inc. a public company in the Health Care Industry. Under his leadership the company assembled over $25 million in assets for owned and operated MRI diagnostic clinics in South Carolina and Texas. In 1993 Mr. Skipper sold ImageTrust, Inc. for seven figures. In 1990, he served as Founder and Vice President of Corporate Development of Diagnostic Health Corporation (DHC) where he assisted the company in the identification and closing of over $100 million of assets until DHC's acquisition by HealthSouth Corporation in 1994. Currently Mr. Skipper is President of Samurai Energy, LLC, a private oil and gas company operating in excess of 20 wells with significant assets and production in the Texas Gulf Coast Region.

No audit committee has been active since the beginning of the last fiscal year.


Item 10           Executive Compensation.

President, CEO, Director                    Samuel M. Skipper

There was no compensation paid to officers in 2005 and 2004. The directors of Samurai are not compensated for their services in that capacity.



Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Based on 1,149,999 shares of Samurai's common stock outstanding as of February 28, 2006, set forth below are the number of shares of common stock beneficially owned by (i) each person who was know to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group.

            ---------------- -------------------------------- ------------------------ --------------
               Title of             Name and Address                 Amount of          Percentage
                 Class             of Beneficial Owner         Beneficial Ownership      of Class
            ---------------- -------------------------------- ------------------------ --------------

            Common           Samuel M. Skipper                        800,000             69.60%
                             955 Dairy Ashford, Ste# 206
                             Houston, TX 77079

            ---------------- -------------------------------- ------------------------ --------------

            Common           Robert Williams                          109,250              9.50%
                             600 SW 10th St.
                             Ocala, FL 34414

            ---------------- -------------------------------- ------------------------ --------------

Item 12           Certain Relationships and Related Transactions.


 Samurai Energy Corp. purchased the properties from Samurai Energy L.L.C., a related party, Samurai Energy L.L.C. is owned 100% by the majority shareholder of Samurai Energy Corp (the Registrant) and, accordingly, the purchase price was equal to the seller's cost basis adjusted for production and depletion. Samurai Operating Company L.L.C., a related party, is the operator of the properties and provides production, engineering and maintenance services. Accordingly, Samurai operating Company L.L.C. charged an operating fee for its services of $13,320 and $9,990 in 2005 and 2004, respectively.



Item 13           Exhibits, List and Reports on Form 8-K.

Exhibit Number                      Description

4.1 Unregistered Sales of Equity Securities in exchange for services rendered.

10.1 Stock Purchase Agreement dated October 19, 2005 between Robert E. Williams (Seller) and Samuel M. Skipper (Buyer).

10.2 Assignment, Conveyance and Bill of Sale with respect to 37% working interest in Wilson Leases.

18.1 Change in Accountant from Bomar, Hammett & Associates, CPA's, P.A. to Davis, Monk & Company dated August 8, 2005.

18.2 Change in Accountant fro Davis, Monk & Company to Malone & Bailey, P.C. dated December 8, 2005.

31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


Item 14           Principal Accountant Fees and Services.

         Davis, Monk & Company, , was paid $9,600 for auditing Samurai's financial statements for the years ended December 31, 2004 and 2003 and reviews of the financial statements included in interim reports on Form 10-QSB during 2005.

Malone & Bailey, P.C., charged $15,000 for auditing Samurai's financial statements for 2005 and for the audit of the financial statements of the properties acquired and included in Samurai's Form 8-K.







                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SAMURAI ENERGY CORP.


                                                     By: /s/Samuel M. Skipper
                                                     Name: Samuel M. Skipper
                                                     Title:   President


Date:    March 20, 2006

       Chief Executive Officer and Chief Financial Officer Certifications

                              Samurai Energy Corp.

                    Certifications Pursuant to Section 302 of
                         The Sarbanes-Oxley Act of 2002

                                 CERTIFICATIONS

I, Samuel M. Skipper, certify that:

1.            I have reviewed this annual report on Form 10-KSB of Samurai
              Energy Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     By: /s/Samuel M. Skipper

                                                     Name:    Samuel M. Skipper
                                                     Title:   CEO and CFO


Date:    March 20, 2006


                    CERTIFICATION OF ANNUAL FINANCIAL REPORT



I, Samuel M. Skipper, Chairman of the Board and Chief Executive Officer of Samurai Energy Corp. hereby certify, pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Annual Report on Form 10-KSB for the period ended December 31,
2005 (the "Annual Report") which this statement
              accompanies fully complies with the requirements of Section 13
(a) or 15 (d) of the Securities Exchange Act of 1934 (15
              U>S>C> 78m or 78o(d)) and
(2) information contained in the Annual report fairly presents, in all material respects, the financial condition and results of operations of Samurai Energy Corp.



                                                     By: /s/Samuel M. Skipper

                                                     Name:    Samuel M. Skipper
                                                     Title:   CEO and CFO


Date:    March 20, 2006



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.