Form 10QSB
period 2006-03-31
Samurai Energy Corp.
filed 2006-05-15
CIK 847416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   FORM 10-QSB

                      [ ] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2006

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes [  ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [   ]
Accelerated filer [   ]
Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [   ] No [    ]


1,599,999 shares of the registrant's Common Stock were outstanding as of April 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [  ]



                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              SAMURAI ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                                March 31,            December 31,
                                                                                  2006                   2005
                                                                               (unaudited)              audited
                       ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                               $    11,786              $       -
          Accounts receivable-related parties
                                                                                --------------            ----------
                                                                                       40,444                      -
                                                                                --------------            ----------
             Total current assets                                                      52,230                      -

PROPERTY and EQUIPMENT
          Oil and gas properties, using full cost accounting
                                                                                      241,114                234,347
              Less accumulated depreciation, depletion and amortization               (22,967)               (16,827)
                                                                                -------------          -------------
              Total property and equipment                                            218,147                218,147

OTHER ASSETS
          Deposits                                                                     1,950                   1,950
                                                                                -------------          -------------
TOTAL ASSETS                                                                     $   272,327             $   219,470
                                                                                ============            ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable-trade                                                   $    4,006             $    3,717
          Accounts payable-related party                                                    -                 46,311
          Accrued expenses                                                             11,558                 15,000
          Current maturities of long-term debt-related party                           75,469                  73,613
                                                                                -------------          -------------
             Total current liabilities                                                 91,033                128,993

LONG-TERM LIABILITIES
          Note payable-related party, net of current maturities                        61,809                 81,387
          Asset retirement obligation                                                  22,200                  22,200
                                                                                -------------          -------------
TOTAL LIABILITIES                                                                     175,042                232,580

SHAREHOLDERS' EQUITY
          Preferred stock, $.001 par value; 100,000 shares
          authorized
          no shares issued and outstanding                                                  -                     -
          Common stock, $.001 par value; 75,000,000 shares authorized,
          1,599,999 shares issued and outstanding
                                                                                        1,600                 1,050
          Additional paid-in-capital                                                   98,400                (1,050)
          Retained deficit                                                             (2,715)               (22,758)
                                                                                -------------          -------------
              Total shareholders' equity                                               97,285               (22,758)
                                                                                -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $   272,327            $   219,470
                                                                                ============           ===========

                                               SAMURAI ENERGY CORP.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                   2006                  2005
                                                                                   ----                  ----
REVENUE                                                                        $    78,493           $    63,963

OPERATING EXPENSES
 Selling, general and administrative expenses                                       39,346                33,207
 Lease operating expenses                                                            9,236                19,144
 Depletion of oil and gas properties                                                 6,140                 2,549
                                                                                    ------                 -----
 Total operating expenses                                                           54,722                54,900
                                                                                    ------                ------

 Interest expense                                                                    3,728                     -
                                                                                    ------                ------
     Net income                                                                $    20,043           $     9,063
                                                                               ===========           ===========

Basic and diluted net loss per share                                           $      0.02           $      0.01

Weighted average shares outstanding                                              1,016,438               800,000



                              SAMURAI ENERGY CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2006
                                   (Unaudited

                                                                      Additional
                                                                       Paid in          Retained
                                 Common Shares      Common Stock       Capital           Deficit             Total
                                 ---------------    -------------    -------------    --------------    -----------------
Balance, at December 31, 2005         1,049,999           $1,050        $ (1,050)        $ (22,758)           $ (22,758)

Stock issued for:
 Cash                                   450,000              450           89,550                 -               90,000
 Services                               100,000              100            9,900                 -               10,000

Net income                                                                                   20,043               20,043
                                 ---------------    -------------    -------------    --------------    -----------------

Balance, at March 31, 2006            1,599,999          $ 1,600          $98,400         $ (2,715)             $ 97,285
                                 ===============    =============    =============    ==============    =================



                              SAMURAI ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  2006                  2005
                                                                                  ----                  ----
Cash flows from operating activities:
         Net income                                                                  $ 20,043               $9,063

Adjustments to reconcile net income to net . cash provided by operating activities:
               Depletion of oil and gas properties                                      6,140                2,549
               Stock issued for services                                               10,000                    -
               Changes in assets and liabilities
                Accounts receivable                                                  (40,444)                    -
                Accounts payable                                                     (46,021)             (11,612)
                Accrued liabilities                                                  (3,443)                     -
                                                                                     --------            ---------

Net cash used inoperating activities                                                 (53,725)                    -

Cash flows used in investing activities:
         Investment in oil and gas property                                           (6,767)                    -

Cash flows from financing activities:
         Proceeds from sale of common stock                                            90,000                    -
         Payments made on long term debt                                            (17,722)                    -
                                                                                     --------            ---------
Net cash provided by financing activities                                              72,278                    -
                                                                                     --------            ---------

Net increase in cash and cash equivalents                                              11,786                    -
Cash and cash equivalents, at beginning of year                                            -                    -
                                                                                     =========           ==========

Cash and cash equivalents, at end of year                                            $11,786                   $-
                                                                                     ========            ==========


Supplemental cash flow information:
         Interest paid                                                                 $3,728                   $-
                                                                                       ======             =========



                              SAMURAI ENERGY CORP.
                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of Samurai Energy Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Samurai's Annual Report filed with the SEC on Form-10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

New Accounting Standards

      In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. Samurai adopted SFAS No. 123R as of January 1, 2006. The adoption of this standard had no effect on the financial statements of Samurai.


2.    COMMON STOCK

      On January 1, 2006, Samurai issued entered into two consulting agreements for a consulting fee of 60,000 shares and 40,000 shares of common stock, respectively. The combined market value of the 100,000 shares was $10,000 as of January 1, 2006, based upon a closing price of $0.10 on that date.

      On January 17, 2006, Samurai issued 450,000 shares of common stock to Samurai Energy, L.L.C., a related party, realizing cash proceeds of $90,000.

                     STATEMENT ON FORWARD LOOKING STATEMENTS

         The statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

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

-        uncertainties associated with the United States and worldwide economies

-        substantial competition from larger companies

-        the loss of key personnel

- operating interruptions (including leaks, explosions and lack of rig availability)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

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

Our current operations are expected to generate sufficient cash flow from operating activities to meet its current working capital requirements. The execution of our growth strategy is dependent on a number of factors including oil and gas prices, the availability of oil and gas properties that meet our economic criteria and the availability of funds on terms that are acceptable to Samurai, if at all. There is no assurance that these factors will occur.

Results of Operations

Revenue:

         Total revenue was $78,493 and $63,963 for the first quarter of 2006 and 2005, respectively. Our increase in revenue during the first quarter is attributable to the successful work-over of the Wilson State track 5-2 in December 2005.

Expenses:

         Lease operating expenses are the cost associated with operating producing wells. Lease operating expenses were $9,236 and $19,144 for the first quarter of 2006 and 2005, respectively.

         Selling. General and administrative expenses was $39,346 and $33,207 for the first quarter of 2006 and 2005, respectively. The increase is primarily attributable to the two consulting agreements entered into during the first quarter.

         Depletion of oil and gas properties was $9,236 and $2,549 for the first quarter of 2006 and 2005, respectively. The increase is attributable to the increase in production from the work-over of the Wilson State Track 5-2, along with an increase in cost basis of the properties resulting from the successful work-over.

         Interest expense for the first quarter of 2006 and 2005 was $3,728 and $0, respectively. The increase is attributable to the long-term debt issued in 2005 for the purchase of the Wilson properties.


Net income:

         Our net income for the first quarter of 2006 and 2005 was $20,043 and $9,063, respectively. The primary reasons for the increase is a direct result of the successful work-over of the Wilson State track 5-2 and a decrease in the lease operating expenses.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.  Controls and Procedures.


         The Company's management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures", the Company's management has concluded, as of March 31, 2006 (the "Evaluation Date'), the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we concluded our evaluation.



                           PART II--OTHER INFORMATION


Item 1.  Legal Proceedings.

      Samurai is not a party to any litigation at April 30, 2006.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


      On January 17, 2006, Samurai issued 450,000 shares of common stock to Samurai Energy, L.L.C. realizing cash proceeds of $90,000.


Item 3.  Defaults Upon Senior Securities.

      None.


Item 4.  Submission of Matters to a Vote of Security Holders.

      None.


Item 5.  Other Information.

      None.


Item 6.  Exhibits.

Exhibit Number                   Description


31.1                             Certification of President pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SAMURAI ENERGY CORP.


                                By: /s/Samuel M. Skipper
                                    ----------------------------------
                                Name: Samuel M. Skipper
                                Title:   President

Date:    May 12, 2006


       Chief Executive Officer and Chief Financial Officer Certifications

                              Samurai Energy Corp.

                    Certifications Pursuant to Section 302 of
                         The Sarbanes-Oxley Act of 2002

                                 CERTIFICATIONS

I, Samuel M. Skipper, certify that:

1.            I have reviewed this quarterly report on Form 10-QSB of Samurai
              Energy Corp.;

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


                                By: /s/Samuel M. Skipper
                                    ----------------------------------
                                Name: Samuel M. Skipper
                                Title:   CEO & CFO

Date:    May 12, 2006