Form 10-Q
period 2006-06-30
Samurai Energy Corp.
filed 2006-08-18
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51656

SAMURAI ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-0469497
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

955 Dairy Ashford
Suite 206
Houston, TX	77079
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 771-5500

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☐

1,599,999 shares of the registrant’s Common Stock were outstanding as of July 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SAMURAI ENERGY CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,034	$ -
Accounts receivable-related parties	9,498	-
Total current assets	10,532	-

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	241,114	234,347
Less accumulated depletion	(28,231)	(16,827)
Total property and equipment	212,883	217,520

OTHER ASSETS
Deposits	1,950	1,950
TOTAL ASSETS	$ 225,365	$ 219,470

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable-trade	$ 11,413	$ 3,717
Accounts payable-related parties	-	46,311
Accrued expenses	3,902	15,000
Current maturities of long-term debt	77,372	73,613
Total current liabilities	92,687	138,641

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	41,738	81,387
Asset retirement obligation	22,200	22,200
TOTAL LIABILITIES	156,625	242,228

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value; 75,000,000 shares authorized,
1,599,999 and 1,049,999 shares issued and outstanding	1,600	1,050
Additional paid-in-capital	98,400	(1,050)
Retained deficit	(31,260)	(22,758)
Total shareholders’ equity (deficit)	68,740	(22,758)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 225,365	$ 219,470

SAMURAI ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUE	$ 55,734	$ 63,728	$ 134,227	$ 127,692

OPERATING EXPENSES
Compensation expense	33,345	33,086	38,903	66,294
Professional and consulting fees	22,234	-	45,194	-
General and administrative expenses	11,329	-	22,157	-
Lease operating expenses	8,766	17,447	18,002	36,590
Depletion of oil and gas properties	5,264	2,539	11,404	5,088
Total operating expenses	80,938	53,072	135,660	107,972

Net operating income (loss)	(25,204)	10,656	(1,433)	19,720

OTHER INCOME (EXPENSE)
Interest expense	(3,341)	-	(7,069)	-

Net income (loss)	$ (28,545)	$ 10,656	$ (8,502)	$ 19,720

Basic and diluted net operating profit per share	$ (0.02)	$ 0.01	$ (0.01)	$ 0.02

Weighted average shares outstanding	1,599,999	800,000	1,557,181	800,000

SAMURAI ENERGY CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2006
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Total

Balances, December 31, 2005	1,049,999	$ 1,050	$ (1,050)	$ (22,758)	$ (22,758)

Stock issued for:
Cash	450,000	450	89,550	-	90,000
Services	100,000	100	9,900	-	10,000

Net income (loss)				(8,502)	(8,502)

Balances, June 30, 2006	1,599,999	$ 1,600	$ 98,400	$ (31,260)	$ 68,740

SAMURAI ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$ (8,502)	$ 19,719

Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depletion of oil and gas properties	11,404	5,088
Stock issued for services	10,000	-
Changes in assets and liabilities
Accounts receivable	(9,498)	-
Accounts payable	(38,615)	(24,807)
Accrued liabilities	(11,098)	-

Net cash used in operating activities	(46,309)	-

Cash flows from investing activities:
Investment in oil and gas properties	(6,767)	-

Cash flows from financing activities:
Proceeds from sale of common stock	90,000	-
Payments made on long term debt	(35,890)	-
Net cash provided by financing activities	54,110	-

Net increase in cash and cash equivalents	1,034	-
Cash and cash equivalents, at beginning of year	-	-

Cash and cash equivalents, at end of year	$ 1,034	$ -

Supplemental cash flow information:
Interest paid	$ 7,069	$ -

Non cash investing and financial activities:
Stock issued for services	$ 10,000	$ -

SAMURAI ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Samurai Energy Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Samurai’s Annual Report filed with the SEC on Form-10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation”. SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. Samurai adopted SFAS No. 123R as of January 1, 2006. The adoption of this standard had no effect on the financial statements of Samurai.

2.	COMMON STOCK

On January 1, 2006, Samurai issued entered into two consulting agreements for a consulting fee of 60,000 shares and 40,000 shares of common stock, respectively. The combined market value of the 100,000 shares was $10,000 as of January 1, 2006, based upon a closing price of $0.10 on that date.

On January 17, 2006, Samurai issued 450,000 shares of common stock to Samurai Energy, L.L.C., a related party, realizing cash proceeds of $90,000.

3.	SUBSEQUENT EVENTS

On July 12, 2006 Samurai Energy Corp., a Delaware corporation (“Samurai”), ECCO Energy Corp., a Nevada corporation (“ECCO”), and SEI Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of Samurai (“Samurai Sub”) completed the transactions contemplated by the Agreement and Plan of Merger (“Agreement”), dated June 30, 2006. Under the terms and subject to the conditions set forth in the Agreement and in accordance with Nevada Law, Samurai Sub merged with and into ECCO. As a result of the Merger, each three shares of ECCO common stock issued and outstanding converted into the right to receive one fully paid non-assessable share of Samurai common stock, the separate corporate existence of Samurai Sub ceased, and ECCO was the surviving corporation in the Merger. After completion of the transaction, ECCO became a wholly-owned subsidiary of Samurai and Samurai merged with and into ECCO, for the sole purpose of reincorporating into Nevada.

The following pro forma consolidating balance sheet, statement of operations and related notes are presented to show effects of the merger and reincorporation of Samurai, ECCO, and Samurai Sub. The pro forma consolidating balance sheet and statement of operations are based on the audited financial statements of ECCO and Samurai (Annual Report filed with SEC on Form 10-KSB) for the years ended December 31, 2005 and 2004 , the unaudited interim financial statements of ECCO and Samurai (Quarterly Report filed with SEC on Form 10-QSB) for the six months ended June 30, 2006 and completion of acquisition of assets (filed on July 14, 2006 with SEC on Form 8-K/A).

The pro forma consolidating balance sheet and statement of operations have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 and unaudited interim financial statements for the three months ended March 31, 2006, have been omitted.

The acquisition has been accounted for as a business combination between entities under common control similar to a pooling of interest. Prior to the merger, Samurai and ECCO were controlled by the same management group and had certain common ownership interests in their respective common stock. Therefore, Samurai recorded the acquisition of ECCO at the carrying value of the assets acquired with no adjustment for the fair value of the assets acquired.

SAMURAI ENERGY CORP.
PRO FORMA CONSOLIDATING
BALANCE SHEETS
June 30, 2006
(Unaudited)

	Samurai	ECCO
	Energy	Energy		Adjustments	Pro Forma
	Corp	Corp		DR (CR)	Combined
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,034	$ 1,040		$ -	$ 2,074
Accounts receivable-related party	9,498	-	(2)	(9,498)	-
Other	-	4,826		-	4,826
Total current assets	10,532	5,866		(9,498)	6,900

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	241.114	704,038		-	945,152
Equipment	-	8,039		-	8,039
Less accumulated depreciation and depletion	(28,231)	(86,948)		-	(115,179)
Total property and equipment	212,883	625,129		-	838,012

OTHER ASSETS
Deposits	1,950	-		-	1,950
TOTAL ASSETS	$ 225,365	$ 630,995		$ (9,498)	$ 846,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$ 11,413	$ 8,932		$ -	$ 20,345
Accounts payable-related party	-	43,905	(2)	9,498	34,407
Accrued expenses	3,902	-		-	3,902
Current maturities of long-term debt	77,372	-		-	77,372
Current maturities of lease obligation	-	1,838		-	1,838
Total current liabilities	92,687	54,675		9,498	137,864

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	41,738	-		-	41,738
Asset retirement obligation	22,200	19,200		-	41,400
TOTAL LIABILITIES	156,625	73,875		9,498	221,002

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized,
100,000 shares issued and outstanding	-	100		-	100
Common stock, $.001 par value; 100,000,000 shares authorized,
3,016,001 shares issued and outstanding	1,600	4,248	(1)	2,832	3,016
Additional paid-in-capital	98,400	752,123	(1)	(2,832)	853,355
Retained deficit	(31,260)	(199,351)		-	(230,611)
Total shareholders’ equity	68,740	557,120		-	625,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 225,365	$ 630,995		$ 9,498	$ 846,862

PRO FORMA ADJUSTMENT-

(1)	Record the exchange of one share of Samurai common stock for three shares of ECCO common stock
(2)	Reclass accounts receivable against accounts payable.

SAMURAI ENERGY CORP.
PRO FORMA CONSOLIDATING
STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006
(Unaudited)

	Samurai	ECCO
	Energy	Energy	Adjustments	Pro Forma
	Corp.	Corp.	DR (CR)	Combined

REVENUE	$ 134,227	$ 116,088	$ -	$ 250,315

OPERATING EXPENSES
Compensation expense	38,903	74,758	-	113,661
Professional and consulting fees	45,194	30,429	-	75,623
General and administrative expenses	22,157	19,877	-	42,034
Depreciation and depletion expense	11,404	35,677	-	47,081
Lease operating expenses	18,002	15,570	-	33,572
Total operating expenses	135,660	176,311	-	311,971
Net operating loss	(1,433)	(60,223)	-	(61,656)

OTHER INCOME (EXPENSE)
Interest expense	(7,069)	(8,089)	-	(15,158)

Net loss	$ (8,502)	$ (68,312)	$ -	$ (76,814)

STATEMENT ON FORWARD LOOKING STATEMENTS

The statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

•	the cyclical nature of the natural gas and oil industries

•	our ability to obtain additional financing

•	our ability to successfully and profitably find, produce and market oil and natural gas

•	uncertainties associated with the United States and worldwide economies

•	substantial competition from larger companies

•	the loss of key personnel

•	operating interruptions (including leaks, explosions and lack of rig availability)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the six months ended June 30, 2006, net cash increased $1,034 consisting of $46,309 used in operations and $6,767 used in financing activities, which were offset by $54,110 provided by investing activities.

Net cash used in operating activities during the six month period ended June 30, 2006, consisted of a net loss of $8,502 offset by non-cash expenses of depletion of oil and gas properties of $11,404 and stock issued for services of $10,000. In addition accounts receivable increased by $9,498 while accounts payable and accrued expenses decreased by $49,713 during the six months ended June 30, 2006.

Net cash provided by investing activities during the six month period ended June 30, 2006, consisted of proceeds from the sale of common stock of $90,000. Net cash used by investing activities during the six month period ended June 30, 2006, consisted of payments on long-term debt of $35,890 and capitalized workovers in oil and gas properties of $6,767.

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

Acquisition of Oil and Gas Properties

Upon completion of the reincorporation of Samurai into Nevada, Samurai intends to close the acquisitions with Ronald E. Reece M.D. Revocable Trust of 2000 to acquire its 20% working interest in the E.C. Wilson and Wilson State Tract Leases for 135,032 shares of Samurai common stock and a promissory note of $205,548 and with Wild Tree Enterprises to acquire its 11% working interest in the E.C. Wilson and Wilson State Tract Leases for 64,968 shares of Samurai common stock and a promissory note of $94,452, pursuant to the purchase and sale agreements entered into by ECCO in May 2006. These acquisitions along with the merger with ECCO on July 12, 2006, will give Samurai a 100% working interest in the E.C. Wilson and Wilson State Tract Leases.

Results of Operations

Revenue:

Total revenue were $134,227 and $127,692 for the six months ended June 30, 2006 and 2005, respectively. Our increase in revenue during the period is attributable to an increase in oil sales resulting from the successful work-over of the Wilson State track 5-2 in December 2005.

Expenses:

Lease operating expenses are the cost associated with operating producing wells. Lease operating expenses were $18,002 and $36,590 for the six months ended June 30, 2006 and 2005, respectively. The decrease is attributable to lower operating fees and non-capitalized workovers.

Compensation, professional and consulting, and general and administrative expenses was $106,254 and $66,294 for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to the consulting fees paid to a reserve engineer and legal and consulting fess associated with pursuing the acquisition of oil and gas properties.

Depletion of oil and gas properties was $11,404 and $5,088 for the six months ended June 30, 2006 and 2005, respectively. The increase is attributable to the increase in production from the work-over of the Wilson State Track 5-2, along with an increase in cost basis of the properties resulting from the successful work-over.

Interest expense for the six months ended June 30, 2006 and 2005 was $7,069 and $0, respectively. The increase is attributable to the long-term debt issued in 2005 for the purchase of the Wilson properties.

Net income (loss):

Net income (loss) for the six months ended June 30, 2006 and 2005 was $(8,502) and $19,720, respectively. The primary reasons for the loss is an increase in consulting fees and expenses associated with pursuing the acquisition of oil and gas properties.

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

Our management recognizes its responsibility for establishing and maintaining internal control over our financial reporting. After evaluating the effectiveness of our “disclosure controls and procedures”, our management has concluded, as of March 31, 2006 (the “Evaluation Date’), that our disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we concluded our evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Samurai is not a party to any litigation at July 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMURAI ENERGY CORP.

By:

Name:	Samuel M. Skipper
Title:	President
Date:	August 18, 2006

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

Name:	Samuel M. Skipper
Title:	CEO and CFO
Date:	August 18, 2006