Form 10QSB
period 2006-09-30
Samurai Energy Corp.
filed 2006-11-20
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

[ Ö ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51656

ECCO ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0469497
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

955 Dairy Ashford
Suite 206
Houston, TX	77079
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 771-5500

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ Ö ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [   ]     Accelerated filer [   ]   Non-accelerated filer [Ö  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ Ö ]

9,047,997 shares of the registrant’s Common Stock were outstanding as of October 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ Ö ]

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,909	$ 3,523
Prepaid expenses	4,500	8,544
Total current assets	8,409	12,067

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	945,152	932,533
Equipment	8,039	8,039
Less accumulated depletion	(140,275)	(68,098)
Total property and equipment	812,916	872,474

OTHER ASSETS
Deposits	2,937	1,950
TOTAL ASSETS	$ 824,262	$ 886,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$ 21,811	$ 11,528
Accounts payable-related parties	106,677	14,811
Accrued expenses	5,050	15,000
Current maturities of long-term debt	79,322	79,974
Current maturities of lease obligation	1,315	2,049
Total current liabilities	214,175	123,362

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	21,160	81,387
Long-term lease obligation, net of current maturities	-	768
Asset retirement obligation	41,400	41,400
TOTAL LIABILITIES	276,735	246,917

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized,
100,000 and 0 shares issued and outstanding	100	-
Common stock, $.001 par value; 75,000,000 shares authorized,
9,047,997 and 7,459,997 shares issued and outstanding	9,048	7,460
Additional paid-in-capital	874,223	785,911
Retained deficit	(335,844)	(153,797)
Total shareholders’ equity	547,627	639,574
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 824,262	$ 886,491

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUE	$ 118,754	$ 103,250	$ 369,069	$ 327,803

OPERATING EXPENSES
Salaries and compensation expense	91,271	41,186	204,931	123,579
Professional and consulting fees	55,118	15,117	130,741	51,115
Depreciation and depletion	25,096	15,453	72,177	52,928
General and administrative expenses	23,756	13,711	65,791	28,298
Lease operating expenses	18,228	38,105	51,800	98,936
Total operating expenses	213,469	123,572	525,440	354,856

Net operating loss	(94,715)	(20,322)	(156,371)	(27,053)

OTHER INCOME (EXPENSE)
Interest expense	(10,519)	(1,006)	(25,676)	(2,445)

Net loss	$ (105,234)	$ (21,328)	$ (182,047)	$ (29,498)

Basic and diluted net loss per share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average shares outstanding	9,047,997	6,504,000	8,688,252	6,355,187

ECCO ENERGY CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2006
(Unaudited)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Retained Deficit	Total

Balances, December 31, 2005	-	$ -	7,459,997	$ 7,460	$ 785,911	$ (153,797)	$ 639,574

Stock issued for:
Cash	-	-	1,350,000	1,350	88,650	-	90,000
Services	-	-	300,000	300	9,700	-	10,000
Purchase and cancellation of common stock	-	-	(62,000)	(62)	(36,938)	-	(37,000)

Preferred stock issued as compensation	100,000	100	-	-	26,900	-	27,000

Net income (loss)						(182,047)	(182,047)

Balances, June 30, 2006	100,000	$ 100	9,047,997	$ 9,048	$ 874,223	$ (335,844)	$ 547,527

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (182,047)	$ (29498)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation, depletion and amortization	72,177	52,928
Stock issued for services and compensation	37,000	-
Changes in assets and liabilities
Prepaid expenses	4,044	(8,422)
Other assets	(987)	-
Accounts payable	102,148	(119,336)
Accrued liabilities	(9,950)	3,423
Net cash provided by (used in) operating activities	22,385	(100,905)

Cash flows from investing activities:
Investment in oil and gas properties	(12,619)	-
Purchase of equipment	-	(7,216)
Net cash used in investing activities	(12,619)	(7,216)

Cash flows from financing activities:
Proceeds from sale of common stock	90,000	115,000
Purchase and cancellation of common stock	(37,000)	-
Proceeds from issuance of debt	-	112,000
Debt from capital lease	-	3,994
Payments made on long term debt	(60,878)	(117,408)
Payments made on capital lease obligation	(1,502)	(571)
Net cash provided by (used in) financing activities	(9,380)	113,015

Net increase in cash and cash equivalents	386	4,894
Cash and cash equivalents, at beginning of period	3,523	364

Cash and cash equivalents, at end of period	$ 3,909	$ 5,258

Supplemental cash flow information:
Interest paid	$ 25,676	$ 2,445

Non cash investing and financial activities:
Debt converted to stock	$ -	$ 28,365
Issuance of common stock for oil and gas properties acquired	$ -	$ 437,006
Issuance of debt for oil and gas properties acquired	$ -	$ 184,500
Liabilities assumed for oil and gas properties acquired	$ -	$ 97,388
Asset retirement obligation assumed for oil and gas properties acquired	$ -	$ 34,200

ECCO ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND MERGER

On July 12, 2006 Samurai Energy Corp., a Delaware corporation (“Samurai”), ECCO Energy Corp., a Nevada corporation (“ECCO”), and SEI Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of Samurai (“Samurai Sub”) completed the transactions contemplated by the Agreement and Plan of Merger (“Agreement”), dated June 30, 2006. Under the terms and subject to the conditions set forth in the Agreement and in accordance with Nevada Law, Samurai Sub merged with and into ECCO. As a result of the Merger, each three shares of ECCO common stock issued and outstanding converted into the right to receive one fully paid non-assessable share of Samurai common stock, the separate corporate existence of Samurai Sub ceased, and ECCO was the surviving corporation in the Merger. Samurai issued 1,415,999 shares to ECCO shareholders. After completion of the transaction, ECCO became a wholly-owned subsidiary of Samurai and Samurai merged with and into ECCO, for the sole purpose of reincorporating into Nevada. On August 28, 2006, the reincorporation became effective resulting in Samurai continuing its corporate existence in the State of Nevada under the name ECCO Energy Corp. (“ECCE”).

The acquisition has been accounted for as a business combination between entities under common control similar to a pooling of interest. Prior to the merger, Samurai and ECCO were controlled by the same management group and had certain common ownership interests in their respective common stock. Therefore, Samurai recorded the acquisition of ECCO at the carrying value of the assets acquired with no adjustment for the fair value of the assets acquired. ECCO’s principal assets were oil and gas properties including a 32% working interest in the Wilson properties in which Samurai also owned a 37% interest.

2. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ECCO Energy Corp. (“ECCE”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ECCE’s Annual Report filed with the SEC on Form-10KSBand completion of acquisition of assets (filed on July 14, 2006 with SEC on Form 8-K/A).

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

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. ECCO adopted SFAS No. 123R as of January 1, 2006. The adoption of this standard had no effect on the financial statements of ECCE.

3. COMMON STOCK

On January 1, 2006, ECCE entered into two consulting agreements for a consulting fee of 60,000 shares and 40,000 shares of common stock, respectively. The combined market value of the 100,000 shares was $10,000 as of January 1, 2006, based upon a closing price of $0.10 on that date.

On January 17, 2006, ECCE issued 1,350,000 shares of common stock to Samurai Energy, L.L.C., a related party, realizing cash proceeds of $90,000.

On June 19, 2006, ECCE purchased and cancelled 62,000 shares of common stock from William Mullen for $37,000.

4. PREFERRED STOCK

On July 17, 2006, in connection with the merger, ECCE issued 100,000 shares of preferred stock to Samuel M. Skipper, a preferred shareholder of ECCO and Chief Executive Officer of ECCE. The preferred stock of ECCO was valued at $27,000 and recorded as compensation expense. The preferred stock is entitled to the number of votes equal to all votes of other security holders plus one vote. As a result, Mr. Skipper has voting control of ECCE.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, net cash increased $386 consisting of $22,385 provided by operations which were offset by $12,619 used in investing activities for capitalized workovers and $9,380 used in financing activities.

Net cash provided by operating activities during the nine month period ended September 30, 2006, consisted of a net loss of $182,047 offset by non-cash expenses of depletion of oil and gas properties of $72,177 and stock issued for services and compensation of $37,000. Cash provided by operating activities was principally affected by the volume and price we receive for the sale of gas and oil production. For the nine months ended we sold 70,300 MCF at an average price of $7.17 per MCF and 1,100 barrels of oil at an average price of $64.26 per barrel.

Net cash used in investing activities during the nine month period ended September 30, 2006, consisted of capitalized workovers in oil and gas properties of $12,619. Net cash used by financing activities during the nine month period ended September 30, 2006, principally consisted of proceeds from the sale of common stock of $90,000 offset by payments on long-term debt of $60,878, payments on capital lease obligation of $1,502 and the purchase and cancellation of common stock of $37,000.

Over the next twelve months our strategy is to grow our asset base by acquiring producing properties and investing in working interest in non-operated properties. In addition ECCE plans to use innovative and sound engineering principles to enhance existing production. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

Our current operations are expected to generate sufficient cash flow from operating activities to meet its current working capital requirements. The execution of our growth strategy is dependent on a number of factors including oil and gas prices, the availability of oil and gas properties that meet our economic criteria and the availability of funds on terms that are acceptable to ECCE, if at all. There is no assurance that these factors will occur.

Pending Acquisition of Oil and Gas Properties

ECCE intends to close two acquisitions under contract with (1) Ronald E. Reece M.D. Revocable Trust of 2000 to acquire its 20% working interest in the E.C. Wilson and Wilson State Tract Leases for 135,032 shares of ECCE common stock and a promissory note of $205,548 and with (2) Wild Tree Enterprises to acquire its 11% working interest in the E.C. Wilson and Wilson State Tract Leases for 64,968 shares of ECCE common stock and a promissory note of $94,452, pursuant to the purchase and sale agreements entered into by ECCO in May 2006. These acquisitions along with the merger with ECCO on July 12, 2006, will give ECCE a 100% working interest in the E.C. Wilson and Wilson State Tract Leases.

Results of Operations

Revenue:

Total revenues were $369,069 and $327,803 for the nine months ended September 30, 2006 and 2005, respectively. Our increase in revenue during the period is attributable to an increase in gas and oil sales resulting from the successful work-over of the Wilson State Track 5-2 in December 2005. Gas sales increased by approximately $20,000 as a result of 6,500 additional MCF produced whereas oil sales increased by approximately $ 21,000 resulting from 208 additional barrels produced along with an average price increase of $13.00 per BBL.

Expenses:

Lease operating expenses are the costs associated with operating producing wells. Lease operating expenses were $51,800 and $98,936 for the nine months ended September 30, 2006 and 2005, respectively. The decrease is attributable to lower operating and pumper fees of $10,300, lower processing fees of $9,300 and non-capitalized workovers of $26,300.

Compensation, professional and consulting, and general and administrative expenses were $401,463 and $202,992 for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily attributable to the consulting fees paid to a reserve engineer of $64,000, legal and consulting fees of $12,000 associated with pursuing the acquisition of oil and gas properties, share based expenses of $37,000 and accounting and audit fees of $40,000.

Depletion of oil and gas properties was $72,177 and $52,928 for the nine months ended September 30, 2006 and 2005, respectively. The increase is attributable to the increase in gas and oil production from the work-over of the Wilson State Track 5-2, along with an increase in cost basis of the properties resulting from the successful work-over.

Interest expense for the nine months ended September 30, 2006 and 2005 was $25,676 and $2,445, respectively. The increase is attributable to the long-term debt issued in 2005 for the purchase of the Wilson properties.

Net loss:

Net loss for the nine months ended September 30, 2006 and 2005 was $(182,047) and $(29,498), respectively. The primary reasons for the loss is an increase in consulting fees paid to a reserve engineer of $64,000, legal and consulting fees of $12,000 associated with pursuing the acquisition of oil and gas properties, share based compensation of $37,000 and accounting and audit fees of $40,000.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

EEG is not a party to any litigation at October 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2006, ECCE issued 1,350,000 shares of common stock to Samurai Energy, L.L.C., a related party, realizing cash proceeds of $90,000.

On June 19, 2006, ECCE purchased and cancelled 62,000 shares of common stock from William Mullen for $37,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number  Description
           31.1       Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.1       Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECCO ENERGY CORP.

Date: November 20, 2006	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title President and CEO