Form 10KSB
period 2006-12-31
ECCO Energy Corp.
filed 2007-04-02
CIK 847416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[ Ö ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ Ö ] No [ ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ Ö ]
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ } No [ Ö ]

The issuer’s total revenues for the year ended December 31, 2006 were $485,685.

The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $575,626 as of March 6, 2007, based upon a closing price of $0.15 on that date.

Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
        Class           Outstanding as of March 6, 2007
Common Stock, $0.001 par value       9,048,003

Documents Incorporated by Reference
If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and 9iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).
Not applicable.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ Ö ]

INDEX

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS

    CONSOLIDATED STATEMENTS OF OPERATIONS

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STGOCKHOLDER MATTERS

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 13.EXHIBITS

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

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

as well as other such risk factors set forth below.

Available Information

ECCO Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

ECCO Energy Corp.

We were incorporated under the laws of the State of Utah in 1989 under the name “Bluefield Enterprises Inc.” During July 1992, we merged with Optical Express Inc. wherein our name as changed to “Optical Express Inc.” During August 1993, we then merged with The AppleTree Companies, Inc., whereby we were reincorporated as a Delaware corporation and the operating subsidiary of The AppleTree Company, Inc. and our name was changed to J R Bassett Optical Inc. During April 1997, The AppleTree Companies, Inc. filed chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Virginia. The U.S. Bankruptcy Court subsequently approved the sale of 28,367,500 shares of J R Bassett Optical Inc. owned by record by The AppleTree Companies, Inc. to Robert E. Williams.

On October 19, 2005, Robert E. Williams and Samuel Skipper entered into a stock purchase agreement pursuant to which Robert E. Williams sold to Samuel Skipper approximately 28,800,000 shares of common stock of J R Bassett Optical Inc. and our name was subsequently changed to Samurai Energy Corp. On June 30, 2006, Samurai Energy Corp. (“Samurai”), ECCO Energy Corp. (“ECCO”) and SEI Acquisition Corp., the wholly owned subsidiary of Samurai (“SEI”), entered into an agreement and plan of merger (the “Merger Agreement”). In accordance with the terms and provisions of the Merger Agreement and Nevada law: (i) each three shares of ECCO were exchanged for one fully paid non-assessable share of the common stock of Samurai, pursuant to which Samurai issued an aggregate of 1,415,999 shares of its common stock to the shareholders of ECCO.; (ii) the separate corporate existence of SEI ceased; and (iii) ECCO was the surviving entity. After completion of the transactions contemplated by the Merger Agreement, ECCO became a wholly-owned subsidiary of Samurai and Samurai merged with and into ECCO for the purpose of reincorporating under the laws of Nevada. On August 28, 2006, the reincorporation became effective resulting in Samurai continuing its corporate existence in the State of Nevada under the name ECCO Energy Corp.(“ECCE”).

The acquisition has been accounted for as a business combination between entities under common control similar to a pooling of interest. Prior to the Merger Agreement, Samurai and ECCO were controlled by the same management group and had certain common ownership interests in their respective common stock. Therefore, ECCE recorded the acquisition of ECCO at the carrying value of the assets acquired with no adjustment for the fair value of the assets acquired.

We are currently an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided producing assets. Our principal assets are oil and gas properties, including a 69% working interest in the Wilson properties. As of the date of this Annual Report, we also intend to enter into the alternative fuel industry.

Effective March 14, 2007, our shares of common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol: ECCE.OB. Please note that throughout this Annual Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company” or “ECCE” refers to ECCO Energy Corp.

ECCO Biofuels, Inc.

ECCO Biofuels, Inc. ("ECCO Biofuels") was incorporated under the laws of the State of Texas on September 26, 2006 to offer plant operators the option of financing 100% of the construction of biodiesel plants, and is our wholly-owned subsidiary. We believe that the financing package created by ECCO Biofuels is unique to the industry and reflects the confidence that we have in biodiesel products as well as a commitment to the success and profitability of biodiesel plants. We will require significant additional financing in order to enter the alternative fuel industry.

Transfer Agent

Our transfer agent is Atlas Stock Transfer, Salt Lake City, UT.

CURRENT BUSINESS OPERATIONS

Oil and Gas

We are an oil and gas exploration and development company engaged in the exploration and development of properties in the United States. Our strategy is to acquire oil and gas properties that are thought to contain economic quantities of oil and gas and have undergone some degree of exploration but have not yet been drilled. To date, we have acquired interests in 330 gross acres of located in the State of Texas. These properties are producing.

We plan to target additional exploration and developmental properties for acquisition. Our ability to complete any acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms that are acceptable to us. These potential acquisition properties have not yet been specifically identified. We plan to conduct exploration and developmental programs on these properties with the objective of ascertaining whether any of these properties contain economic reserves of oil and gas that are prospective for drilling. There is no assurance that commercially viable oil and gas reserves exist on any of these future properties, and a great deal of further exploration and development may be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.

Biodiesel

We also intend to enter the biodiesel industry by creating financing packages and offers for biodiesel plant operators. Biofuels refer to alternative fuels derived from agricultural and other natural or renewable sources and not from petroleum or other fossil fuels. We believe that a variety of factors are contributing to an increasing awareness of and demand for alternatives to petroleum-based fuels. Such factors include, but are not limited to, the following:

•
macroeconomic factors affecting the global supply of and demand for oil, including significantly increased demand for oil from developing countries whose economies are growing at high rates, such as China and India, coupled with uncertain supplies of oil from stable sources throughout the world;

•
in the United States and other developed countries throughout the world, historically and persistently high prices for gasoline and other petroleum-based products due in large part to the macroeconomic factors discussed above; and

•
in the United States, an increasing number of local, state, and federal policies and initiatives aimed at reducing the dependence on imported sources of oil, particularly oil imported from unstable regions of the world such as the Middle East.

OIL AND GAS PROPERTIES

On July 12, 2006, as part of the merger described above, ECCE acquired through the merger of ECCO an additional 32% working interest in oil and gas producing properties located in Nueces County, Texas. As of the date of this Annual Report, our total working interest in the Wilson properties is 69%. A description of the lease and properties is as follows:

Wilson Lease

(1)
Oil, Gas and Mineral Lease dated January 13, 1934 from Ellen C. Wilson to S. F. Hurlbut recorded in Volume 15, Page 608 of the Oil & Gas Lease Records of Nueces County, Texas insofar and only insofar as to 250 acres, more or less, being the eastern 250 acres of the northern 250 acres of the 434.59 acre tract set aside to Leonora Bernard and more fully described in that certain Partition Decree of the Estate of W. W. Wright, Deceased, recorded in Book “H”, Page 313 of the Minutes of District Court of Nueces County, Texas.

(2)
Oil, Gas and Mineral Lease dated December 9, 1950 from the State of Texas to F. William Carr recorded in Volume 116, Page 100 of the Oil & Gas Leases Records of Nueces County, Texas insofar and only insofar as to 5 acres, more or less, being out of Tract 5 of the Nueces River containing 80 acres, said 5 acre tract being more fully described in that certain Gas Unit Pooling Agreement dated November 28, 1966 for the Wilson-State Gas Unit recorded in Volume 263, Page 126 of the Oil & Gas Lease Records of Nueces County, Texas, including all producing, non-producing and shut-in oil and gas wells (hereinafter called “Wells”) located on and/or associated with said Leases, together with all mineral leasehold estates and working interests created by such Leases, together with any interests in contracts, agreements, pipelines, pipeline right-of-ways or easements affecting or relating to said Leases and all material, fixtures, personal property and equipment associated with such Wells.

We completed the work overs during December 2005 and, as of the date of this Annual Report, intend to allow the Wells to continue to produce at their current production levels.

Oil and Gas Exploration Regulation

Our oil and gas exploration and development activities are, or will be, subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, drilling safety, toxic substances and other matters. Oil and gas exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of exploration, development and production. Compliance with these laws and regulations may impose substantial costs on us and could subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration, development and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. We may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs may increase with the increasing scale and scope of exploration, development and production operations.

Oil and gas exploration and development operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Oil and gas exploration and development operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas exploration and development operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, other than with respect to the posting of a performance bond, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency (“EPA”). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

Comprehensive Environmental Response, Compensation and Liability

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs. Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

BIODIESEL PLANTS

Our wholly-owned subsidiary, ECCO Biofuels will operate as a vertically integrated biodiesel plant manufacturer, plant operator, fuel producer and fuel distributor.

ECCO Biofuels’ engineers will design the schematics and operations for the plants that will be built by our own fabrication specialists locally and shipped by rail or truck to their final destinations. Each plant will be specifically engineered for the region it will operate in to take advantage of local feedstocks. Using local feedstocks will not only benefit local farmers but will help keep prices down for the end consumer by eliminating unnecessary transportation costs.

All fuel produced from plants operated by ECCO Biofuels will be sold through ECCO Biofuels which will act as the fuel distributor. ECCO Biofuels will arrange for all of the fuel produced from each plant to be sold locally through fuel terminals to local users.

The first terminal ECCO Biofuels will have in operation will allow local fuel purchasers to fill tanker trucks onsite 24 hours a day, seven days a week through an automated rack system. By having operating terminals ECCO Biofuels plans to bring the biodiesel industry closer to the operations of the existing diesel industry and cut prices through efficiencies in transportation logistics.

ECCO Biofuels is a member of the National Biodiesel Board and the Biodiesel Coalition of Texas. ECCO Biofuels attended the National Biodiesel Conference in San Antonio Texas in February 2007 and plans to attend the Biodiesel Coalition of Texas Conference in September 2007 in Austin, Texas as well as the National Biodiesel Conference in Florida in 2008.

MATERIAL AGREEMENTS

Wittenburg Consulting Agreement

On January 1, 2006, we entered into a consulting agreement with Michael Wittenburg (the “Wittenburg Consulting Agreement”). In accordance with the terms and provisions of the Wittenburg Consulting Agreement: (I) we shall issue to Mr. Wittenburg an aggregate of 40,000 shares of our restricted common stock; and (ii) Mr. Wittenburg shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

Seligman Consulting Agreement

On January 1, 2006, we entered into a consulting agreement with Larry Seligman (the “Seligman Consulting Agreement”). In accordance with the terms and provisions of the Seligman Consulting Agreement: (i) we shall issue to Mr. Seligman an aggregate of 60,000 shares of our restricted common stock; and (ii) Mr. Seligman shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

On June 26, 2006, we filed an S-8 Registration Statement under the Securities Act of 1933, as amended, to register the aggregate 100,000 shares issued under the respective consulting agreements.

EMPLOYEES

Samuel Skipper is our President and Chief Executive Officer and John Vise is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts. We currently employ four persons on a full time basis and contract with approximately one individual for ongoing services provided to us.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to the Oil and Gas Industry

We will need to raise additional financing to complete further exploration and enter the alternative fuel industry.

We will require significant additional financing in order to continue our exploration, development and production activities and our assessment of the commercial viability of our properties and to enter the alternative fuel industry. Furthermore, if the costs of our planned exploration, development and production programs or alternative fuel program are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. Although we have generated revenue from operations, we are experiencing a negative cash flow. Accordingly, the only other sources of funds presently available to us may be through the sale of equity. We presently believe that debt financing may not be an alternative to us. Alternatively, we may finance our business by offering an interest in prospective oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our business activities and our assessment of the commercial viability of our properties. Further, if we are able to establish that development of our properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our properties into production and recover our investment.

Although certain of our oil and gas properties contain known reserves, we may not discover commercially exploitable quantities of oil or gas on other potential oil and gas properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

There is no assurance that any prospective oil and gas exploration and development programs will result in establishment of reserves. Although our current oil and gas properties are in the production stage, future prospective properties may be only in the development stage and have no known body of reserves. Unproved or proved reserves on these properties may never be determined to be economical. We plan to conduct further exploration and development activities on properties, which may include the completion of feasibility studies necessary to evaluate whether a commercial reserve exists on any of the properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil and gas. Any determination that properties contain commercially recoverable quantities of oil and gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that such properties can be commercially developed.

Exploration activities on oil and gas properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and gas on our properties that can then be developed into commercially viable drilling operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

•  identification of potential reserves based on superficial analysis;
•  availability of government-granted exploration permits;
•  the quality of management and geological and technical expertise; and
•  the capital available for exploration and development.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, and to develop the drilling and processing facilities and infrastructure at any site chosen. Whether a property will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the property, such as size, grade and proximity to infrastructure; oil and gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable oil and gas reserves. The decision to abandon a project may reduce the future trading price of our common stock and impair our ability to raise financing. We cannot provide any assurance to investors that we will discover or acquire any oil and gas reserves in sufficient quantities on any properties to justify commercial operations. Further, we will not be able to recover the funds that we may spend on exploration if we are not able to establish commercially recoverable quantities of oil and gas.

    We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our oil and gas programs and/or alternative resource programs will be greatly limited. Our current plans require us to make capital expenditures for the development of our oil and gas properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and gas, and our potential success in the alternative fuel industry. Additional financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

As part of our growth strategy, we intend to acquire additional oil and gas properties.

As part of our growth strategy, we intend to acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods that may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We are a new entrant into the oil and gas exploration and development industry without profitable operating history.

Our recent activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. Further, our future revenues may be limited.

The business of oil and gas exploration and development is subject to many risks and if oil and gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and gas properties if economic quantities of oil and gas are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Our drilling operations may not be successful.

In the event we acquire additional oil and gas properties, we intend to test certain zones in wellbores already drilled on the properties and if results are positive and capital is available, drill additional wells and begin production operations from existing and new wells. There can be no assurance that such well re-completion activities or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition and, if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

We describe some of our current prospects in this Annual Report. Our prospects are in various stages of preliminary evaluation and assessment and we have not reached the point where we will decide to drill at all on the subject prospects. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

We may be unable to identify liabilities associated with the properties or obtain protection from sellers against them.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

The potential profitability of oil and gas ventures depends upon global political and market related factors beyond our control.

World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance. The potential profitability of oil and gas properties is dependent on these and other factors beyond our control.

Production or oil and gas resources if found are dependent on numerous operational uncertainties specific to the area of the resource that affects its profitability.

Production area specifics affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The content of hydrocarbons is subject to change over the life of producing wells. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

We are dependent upon transportation and storage services provided by third parties.

We are dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our oil and gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

Our results of operations are dependent upon market prices for oil and gas, which fluctuate widely and are beyond our control.

If and when production from oil and gas properties is reached, our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) domestic and foreign governmental regulations; (iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil; (viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

The oil and gas industry in which we operate involved many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of: (i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations.

If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. We need insurance to protect our self against risks associated with the leases obtained. The leases allow for entry onto the properties for the purposes of oil and gas exploration. The insurance we require relates solely to developments on the properties for the purposes of oil and gas exploration.

When and if we are convinced that our current leases or those subsequently acquired are capable of hydrocarbon production and sales, and we plan to drill more than one well, we intend to maintain a $2,000,000 per year limit policy on bodily injury and general liability with regard to risks incurred for the drilling of up to 25 wells. This will allow for our growth to contain non contract labor that would require us to carry such additional insurance for risks pertaining to oil and gas exploration conducted directly by us. Such a policy would include coverage for numerous locations for pollution, environmental damage, chemical spills and commercial general liability, fire, and personal injury. Such a policy will not be required until such time and date as we believe that we will begin a sustained drilling and operating program, and that at least one well has been drilled and is producing to justify and warrant further drilling and a sustained drilling and operating program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Samuel Skipper, our Chief Executive Officer, and John Vise, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to the Biodiesel Industry

We may not be able to implement and successfully market our financing packages to operators to build, own and operate commercial-scale Biodiesel plants, which would prevent us from achieving profitability.

Our financing strategy relates to the development of a commercial-scale biodiesel plant for the production of biodiesel for commercial distribution and sale. We plan to grow our business by offering and marketing our financing packages. We believe that there is increasing competition for suitable production sites. We may not find suitable candidates or other suitable expansion opportunities.

The concentration of our efforts towards developing financing packages for the construction of biodiesel plants could increase our losses, especially if demand for biodiesel declines.

If we are successful in marketing our financing packages for the production of biodiesel plants, our revenue will be derived primarily from the finance charges associated with the marketing of these packages which, in turn, depends upon the success of the biodiesel plants and sales of biodiesel. An industry shift away from biodiesel or the emergence of new competing products may reduce the demand for biodiesel. A downturn in the demand for biodiesel would significantly and adversely affect any sales and/or profitability of any biodiesel plants we finance.

The market price of biodiesel is volatile and subject to significant fluctuations, which may cause profitability from the production of biodiesel to fluctuate significantly and potentially decrease the returns on our investments.

We believe that the production of biodiesel is expanding rapidly. There are a number of new plants under construction and planned for construction throughout the United States. We expect existing biodiesel plants to expand by increasing production capacity and actual production. Therefore, we believe that our financing packages will be in demand. However, increases in the demand for biodiesel may not be commensurate with increasing supplies of biodiesel. Thus, increased production of biodiesel may lead to lower biodiesel prices thus decreasing the overall profitability of plants we finance. We cannot predict the future price of biodiesel. Any material decline in the price of biodiesel will adversely affect any sales and/or profitability of the plants we finance and thus have a material affect on our business operations and results of operation and financial condition.

Risks Related to Our Common Stock

Sales of a substantial number of shares of our common stock into the public market by stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 9,048,003 shares of common stock issued and outstanding. As of the date of this Annual Report, there are 8,135,062 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as stockholders sell their shares of our common stock could encourage short sales by others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

Effective March 14, 2007, our shares of common stock commenced trading on the Over-the-County Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal office space located at 955 Dairy Ashford, Suite 206, Houston, Texas 77079 on a month to month basis, which lease is cancelable with a thirty day notice. We also lease office space in Corpus Christi on a month to month basis. During fiscal year ended December 31, 2006, aggregate rent expense was $27,635. The office space cost in Houston is $1,930 per month and the office space cost in Corpus Christi is $400 per month.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

INFORMATION STATEMENT

The Board of Directors approved the execution of the Merger Agreement based upon review and evaluation of a wide variety of factors and their determination that it would be in the best interests of the shareholders. In accordance with the terms and provisions of the Merger Agreement, the Board of Directors further determined that it would be in the best interests of the Company and its shareholders to seek approval of a reincorporation under the laws of the State of Nevada pursuant to the merger with and into our wholly-owned subsidiary and the corresponding name change to reflect the proposed future business operations.

The Board of Directors authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"). The definitive Information Statement was filed with the Securities and Exchange Commission on August 8, 2006. The Information Statement was circulated to our shareholders in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of our common stock (the "Written Consent"). As of July 24, 2006 (the "Record Date"), there were 9,048,003 shares of our common stock issued and outstanding.

The matters upon which action was taken effective August 28, 2006 pursuant to the Written Consent included: (i) the approval of the Merger Agreement; and (ii) the approval to continue our corporate existence in the State of Nevada under the name ECCO Energy Corp.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND RECENT SALE OF
UNREGISTERED SECURITIES

Subsequent to consummation of the Merger Agreement, our shares of common stock has traded on the Pink Sheets under the symbol: ECCE.PK”. Effective March 14, 2007, our shares of common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol: ECCE.OB”. The market for our common stock is and will be limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as compiled by Pink Sheets LLC. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
December 31, 2006	$0.95	$0.95
September 30, 2006	$1.10	$0.60

As of March 1, 2007, we had 173 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors, our financial condition and other facts deemed relevant by our Board of Directors. In addition, our ability to pay dividends may be limited under future loan agreements, which restrict or prohibit the payment of dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we have one equity compensation titled the 2005 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Awards Plan (the “Plan”). On December 14, 2005, our Board of Directors approved and adopted the Plan. The Plan provides for the issuance of 100,000 shares of common stock, warrants, options, preferred stock or any combination thereof. The shares subject to the Plan shall consist of authorized but unissued shares of common stock and such number of shares shall be and reserved for sale for such purpose.

The purpose of the Plan is to maintain our ability to attract and retain highly qualified and experienced directors, employees and consultants and give to such directors, employees and consultants a continued proprietary interest in our success.

The Plan will be administered by our Board of Directors who shall have sole and absolute discretion authorizing, determining and designating those persons who are to receive common stock, warrants, options, preferred stock or any combination thereof. As of December 31, 2006, we had entered into two consulting agreements for a consulting fee of 60,000 shares and 40,000 shares of common stock, respectively, of which these shares were issued under our Plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2006, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2006 and 2005, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

We have incurred recurring losses to date. Over the next twelve months our strategy is to grow our asset base by acquiring producing properties and investing in working interest in non-operated properties. In addition, we plan to use innovative and sound engineering principles to enhance existing production. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

Our current operations are expected to generate sufficient cash flow from operating activities to meet our current working capital requirements. The execution of our growth strategy is dependent on a number of factors including oil and gas prices, the availability of oil and gas properties that meet our economic criteria and the availability of funds on terms that are acceptable to us, if at all. There is no assurance that these factors will occur. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Our net loss for fiscal year ended December 31, 2006 was approximately ($234,923) compared to a net loss of ($45,756) during fiscal year ended December 31, 2005 (an increase of $189,167). During fiscal year ended December 31, 2006, we generated revenue of $485,685 compared to revenue of $435,893 generated during fiscal year ended December 31, 2005 (an increase of $49,792). The increase in revenues during fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005 was attributable to an increase in gas and oil sales resulting from the successful work-over of the Wilson State Track 5-2 in December 2005, of which gas sales increased by approximately $18,162 as a result of 15,055 additional MCF produced and oil sales increased by approximately $31,631 as a result of the 509 additional barrels produced.

During fiscal year ended December 31, 2006, we incurred operating expenses of $682,296 compared to $478,820 incurred during fiscal year ended December 31, 2005 (an increase of $203,476). These operating expenses incurred during fiscal year ended December 31, 2006 consisted of: (i) salaries and compensation expense of $260,983 (2005: $134,795); (ii) professional and consulting fees of $170,917 (2005: $90,282); (iii) depreciation and depletion of $96,154 (2005: $67,374); (iv) general and administrative expenses of $85,304 (2005: $53,638); and (v) lease operating expenses of $68,938 (2005: $132,731). Interest expense of $38,312 (2005: $2,829) also increased during fiscal year ended December 31, 2006.

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during fiscal year ended December 31, 2006 increased, respectively, primarily due to the increase in operating costs associated with the increased development of our oil and gas properties, related infrastructure and overall corporate activity. Consulting fees of $66,000 were paid to a reserve engineer, legal and consulting fees of $16,500 were paid in connection with the acquisition of oil and gas properties, compensation to our employees and consultants of $37,000 were paid with shares of our stock, and accounting and audit fees of $22,500 were paid. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Depreciation and depletion of oil and gas properties increased during fiscal year ended December 31, 2006 primarily due to the increase in gas (15,055 mcf) and oil (509 bbl) production from the work-over of the Wilson State Track 5-2 together with an increase of $12,619 in the cost basis of the properties resulting from the successful work-over. Interest expense also increased resulting from the long-term debt incurred in 2005 for the purchase of our Wilson properties.

Our lease operating expenses decreased, however, during fiscal year ended December 31, 2006 primarily attributable to lower operating and pumper fees of $14,000, lower processing fess of $9,500 and decreases in workovers of $36,800.

Of the $682,296 incurred as operating expenses, $189,200 of those expenses entailed compensation to our executive officers or directors. See “Item 10. Executive Compensation.”

Our net loss during fiscal year ended December 31, 2006 was ($234,923) or ($0.03) per share compared to a net loss of ($45,756) or ($0.01) per share during fiscal year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2006

At December 31, 2006, our current assets were $1,512 and our current liabilities were $256,740, which resulted in a working capital deficiency of ($255,228). At December 31, 2006, current assets were comprised of: cash and cash equivalents. At December 31, 2006, current liabilities were comprised of: (i) $146,456 in accounts payable-related parties; (ii) $81,387 in current maturities of long-term debt; (iii) $18,897 in accounts payable - trade; and (iv) $10,000 in accrued expenses.

At December 31, 2006, our total assets were $792,791 comprised of: (i) $1,512 in current assets; (ii) $945,152 in oil and gas properties; (iii) $8,039 in equipment less accumulated depletion and depreciation of ($164,252); and (iv) $2,340 in deposits. The slight decrease in total assets during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in accumulated depletion of oil and gas properties.

At December 31, 2006, our total liabilities were $298,140 comprised of: (i) $256,740 in current liabilities; and (ii) $41,400 in asset retirement obligation. The increase in liabilities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in current liabilities in accounts payable - related parties.

Stockholders’ equity decreased from $639,574 for fiscal year ended December 31, 2005 to $494,651 for fiscal year ended December 31, 2006.

Cash Flows from Operating Activities

During fiscal year ended December 31, 2006, net cash decreased by $2,011 consisting of $40,399 provided by operations, which was offset by $12,619 used in investing activities for capitalized work-overs and $29,791 used in financing activities principally to repay debt.

For fiscal year ended December 31, 2006, net cash flow provided by operating activities was $40,399 consisting primarily of a net loss of ($234,923). Net cash flow provided by operating activities was adjusted by: (i) $96,154 for the non-cash expense of depreciation, depletion and amortization; (ii) $139,014 for the increase in accounts payable; (iii) $37,000 for the valuation of stock issued for services; and (iv) $8,544 for the decrease in prepaid expenses.

For fiscal year ended December 31, 2005, net cash flow used in operating activities was $(187,270), consisting primarily of a net loss of ($45,756) The change in net cash flows used in operating activities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was affected primarily by the volume and price we receive for the sale of our gas and oil production. For fiscal year ended December 31, 2006, we sold an additional 15,055 MCF at an average price of $6.62 per MCF offset by an average price decrease for 2006 of $1.62 per mcf and an additional 509 barrels of oil at an average price of $57.26 per barrel plus an average price increase for 2006 of $5.86 per bbl resulting in an increase to revenue of $49,792.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2006, net cash flows used in investing activities was ($12,619) consisting of the capitalized work-overs in our oil and gas properties compared to net cash flows used in investing activities of ($68,614) for fiscal year ended December 31, 2005.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. For fiscal year ended December 31, 2006, net cash flows used in financing activities was ($29,791) compared to net cash flows provided by financing activities of $259,043 for fiscal year ended December 31, 2005, pertaining primarily to proceeds received from the sale of our common stock offset by payments of ($79,974) on long term debt and ($37,000) for cancellation of common stock.

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PENDING ACQUISITIONS AND FUNDING

During May 2006, we entered into two separate purchase and sale agreements. As of the date of this Annual Report, we intend to close the two separate acquisitions under the respective purchase and sale agreements as follows: (i) Ronald E. Reece M.D. Revocable Trust of 2000 to acquire its 20% working interest in the E.C. Wilson and Wilson State Tract Leases for the issuance of 135,032 shares of our restricted common stock and a promissory note in the principal amount of $205,548; subject to adjustment for production activity since the date of the agreement and (ii) Wild Tree Enterprises to acquire its 11% working interest in the E.C. Wilson and Wilson State Tract Leases for the issuance of 64,968 shares of our restricted common stock and a promissory note in the principal amount of $94,452; subject to adjustment for production activity since the date of the agreement. We believe that consummation of these two acquisitions will result in our ownership of a 100% working interest in the E.C. Wilson and Wilson State Tract Leases.

Existing working capital, future revenues, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. Generally, we have financed operations to date through generation of revenues from operations and with proceeds from the private placement of equity and debt instruments and funding from related parties. Management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to fund these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended December 31, 2006, we engaged in a private placement offering under Regulation D of the Securities Act. Pursuant to the terms of the private placements, we issued an aggregate of 1,350,000 shares of our restricted common stock for aggregate proceeds of $90,000.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we have a material commitment for fiscal year ended December 31, 2007, which consists of a promissory note payable to a related party in the principal amount of $155,000 (the “Promissory Note”). The terms of the Promissory Note require us to make monthly payments of $7,150, including principal and interest at 10% per annum. The Promissory Note is due December 7, 2007 and is unsecured.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. ECCE adopted SFAS No. 123R as of January 1, 2006. As of December 31, 2006, we have not issued any options or warrants.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ECCO Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ECCO Energy Corp. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of ECCO Energy Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECCO Energy Corp., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 29, 2007

ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,512	$ 3,523
Prepaid expenses	-	8,544
Total current assets	1,512	12,067

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	945,152	932,533
Equipment	8,039	8,039
Less accumulated depreciation, depletion and amortization	(164,252)	(68,098)
Total property and equipment	788,939	872,474

OTHER ASSETS
Deposits	2,340	1,950
TOTAL ASSETS	$ 792,791	$ 886,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$ 18,897	$ 11,528
Accounts payable-related parties	146,456	14,811
Accrued expenses	10,000	15,000
Current maturities of long-term debt	81,387	79,974
Current maturities of lease obligation	-	2,049
Total current liabilities	256,740	123,362

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	-	81,387
Long-term lease obligation, net of current maturities	-	768
Asset retirement obligation	41,400	41,400
TOTAL LIABILITIES	298,140	246,917

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized,
100,000 and 0 shares issued and outstanding	100	-
Common stock, $.001 par value; 75,000,000 shares authorized,
9,048,003 and 7,460,003 shares issued and outstanding	9,048	7,460
Additional paid-in-capital	874,223	785,911
Retained deficit	(388,720)	(153,797)
Total shareholders’ equity	494,651	639,574
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 792,791	$ 886,491

See summary of significant accounting policies and notes to financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005

REVENUE	$ 485,685	$ 435,893

OPERATING EXPENSES
Salaries and compensation expense	260,983	134,795
Professional and consulting fees	170,917	90,282
Depreciation and depletion	96,154	67,374
General and administrative expenses	85,304	53,638
Lease operating expenses	68,938	132,731
Total operating expenses	682,296	478,820

Net operating loss	(196,611)	(42,927)

OTHER INCOME (EXPENSE)
Interest expense	(38,312)	(2,829)

Net loss	$ (234,923)	$ (45,756)

Basic and diluted net loss per share	$ (0.03)	$ (0.01)

Weighted average shares outstanding	9,013,175	6,565,490

See summary of significant accounting policies and notes to financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006 and 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Retained Deficit	Total

Balances, December 31, 2004	-	$ -	5,386,000	$ 5,386	$ 95,614	$(108,041)	$ (7,041)

Stock issued for:
Cash	-	-	177,000	177	126,823	-	127,000
Acquisition of oil and gas
properties	-	-	1,018,000	1,018	435,988	-	437,006
Debt conversion	-	-	129,000	129	128,236	-	128,365
Reverse merger with
J.R. Bassett Optical, Inc.	-	-	750,003	750	(750)	-	-

Net loss						(45,756)	(45,756)

Balances, December 31, 2005	-	-	7,460,003	7,460	785,911	(153,797)	639,574

Stock issued for:
Cash	-	-	1,350,000	1,350	88,650	-	90,000
Services	-	-	300,000	300	9,700	-	10,000
Purchase and cancellation of
common stock	-	-	(62,000)	(62)	(36,938)	-	(37,000)

Preferred stock issued as compensation	100,000	100	-	-	26,900	-	27,000

Net loss						(234,923)	(234,923)

Balances, December 31, 2006	100,000	$ 100	9,048,003	$ 9,048	$ 874,223	$(388,720)	$ 494,651

See summary of significant accounting policies and notes to financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (234,923)	$ (45,756)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation, depletion and amortization	96,154	67,374
Stock issued for compensation	27,000	-
Stock issued for services	10,000	-
Changes in assets and liabilities
Prepaid expenses	8,544	(8,544)
Other assets	(390)	(1,950)
Accounts payable	139,014	(213,394)
Accrued liabilities	(5,000)	15,000
Net cash provided by (used in) operating activities	40,399	(187,270)

Cash flows from investing activities:
Investment in oil and gas properties	(12,619)	(60,575)
Purchase of equipment	-	(8,039)
Net cash used in investing activities	(12,619)	(68,614)

Cash flows from financing activities:
Proceeds from sale of common stock	90,000	127,000
Purchase and cancellation of common stock	(37,000)	-
Proceeds from issuance of debt	-	100,000
Issuance of debt for oil and gas properties acquired	-	155,000
Debt from capital lease	-	3,994
Payments made on long term debt	(79,974)	(125,774)
Payments made on capital lease obligation	(2,817)	(1,177)
Net cash provided by (used in) financing activities	(29,791)	259,043
Net increase in cash and cash equivalents	(2,011)	3,159
Cash and cash equivalents, at beginning of year	3,523	364
Cash and cash equivalents, at end of year	$ 1,512	$ 3,523

Supplemental cash flow information:
Interest paid	$ 38,312	$ 2,829

Non cash investing and financial activities:
Debt converted to stock	$ -	$ 128,365
Issuance of common stock for oil and gas properties acquired	$ -	$ 437,006
Issuance of debt for oil and gas properties acquired	$ -	$ 184,500
Liabilities assumed for oil and gas properties acquired	$ -	$ 97,388
Asset retirement obligation assumed for oil and gas properties acquired	$ -	$ 34,200
Asset retirement obligation transferred in sale of oil and gas properties	$ -	$ 60,000
Debt transferred in sale of oil and gas properties	$ -	$ 24,000
Liabilities transferred in sale of oil and gas properties	$ -	$ 89,818
Receivables assumed in sale of oil and gas properties	$ -	$ 6,888
Assignment of oil and gas property	$ -	$ 155,000
Issuance of debt for assignment of oil and gas property	$ -	$ 155,000
See summary of significant accounting policies and notes to financial statements

ECCO ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

ECCO Energy Corp. (“ECCE”) is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas Gulf Coast Region. ECCE’s strategy is to grow its asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided producing assets.

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

The acquisition has been accounted for as a business combination between entities under common control similar to a pooling of interests. Prior to the merger, Samurai and ECCO were controlled by the same management group and had certain common ownership interests in their respective common stock. Therefore, ECCE recorded the acquisition of ECCO at the carrying value of the assets acquired with no adjustment for the fair value of the assets acquired. After the merger on July 12, 2006, ECCE had a 69% working interest in the E.C. Wilson and Wilson State Tract Leases.

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

Cash and Cash Equivalents

ECCE considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Oil and Gas Properties

ECCE uses the full cost method of accounting for its investments in oil and gas properties. Under this method, all acquisition, exploration and development costs incurred for the purpose of exploring for and developing oil and natural gas are capitalized. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress and geological service costs in exploration activities. Development costs include the costs of drilling development wells and costs of completions and facilities. Costs associated with production and general corporate activities are expensed in the period incurred. Investments in unproven properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. At December 31, 2006, ECCE does not believe that any of its properties are impaired. Net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenue from proved reserves; plus the cost of the properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects.

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

Revenue and Cost Recognition

ECCE uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which ECCE is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Concentrations

Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2006, approximately 89% of oil and gas revenues were attributable to one customer. ECCE performs ongoing credit evaluations of its customers and, generally, requires no collateral. ECCE is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables. Substantially all of the Company’s receivables were collected shortly after December 31, 2006. Receivables from Samurai Operating Company LLC at December 31, 2006 and 2005, are reflected as a component of Accounts Payable-related party.

Income Taxes

ECCE recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to more likely than not.

Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. ECCE adopted SFAS No. 123R as of January 1, 2006. As of December 31, 2006, ECCE had not issued any options or warrants.

4. LONG-TERM DEBT-RELATED PARTY

Notes Payable are from Samurai Energy LLC, a company controlled by ECCE’s President, and consists of the following at December 31, 2006 and 2005:

	2006	2005
Promissory note to a related party-
payable in monthly payments of $7,150
including principal and interest at 10%
due December 7, 2007; unsecured	$ 81,387	$ 161,361
Less current portion	81,387	79,974
Long-term portion	$ -	$ 81,387

5. ASSET RETIREMENT OBLIGATION

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” which was adopted by ECCE in 2004 when ECCE first acquired oil and gas properties. SFAS 143 requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. ECCE accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at ECCE’s risk-free interest rate. No market risk premium has been included in ECCE’s calculation of the ARO balance. ECCE’s ARO liability at December 31, 2006 is $41,400.

6. PREFERRED STOCK

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

7. COMMON STOCK

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

8. DEFERRED TAXES

Deferred income taxes are recorded at the maximum effective tax rate. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more or likely than not that some portion or all of the deferred tax asset will not be realized.

	2006	2005

Net operating loss	$ 82,200	$ 53,800
Less valuation allowance	(82,200)	(53,800)
Total	$ -	$ -

2006 net operating loss carry-forwards begin to expires in 2024.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

ECCE is not a party to any litigation at December 31, 2006.

Operating Leases

ECCE leases office space in Houston and Corpus Christi, Texas on a month to month operating lease cancelable with thirty days written notice. Rent expense was $27,635 and $21,357 for the years ended December 31, 2006 and 2005, respectively.

Environmental Matters

ECCE’s operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for several of ECCE’s operations and these permits are subject to revocation, modification, and renewal by issuing authorities. ECCE’s also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. Certain aspects of ECCE’s operations may not be in compliance with applicable environmental laws and regulations, and such noncompliance may give rise to compliance costs and administrative penalties. It is not anticipated that ECCE will be required in the near future to expend amounts that are material to the financial condition or operations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, ECCE is unable to predict the ultimate cost of complying with such laws and regulations.

10. RELATED PARTY TRANSACTIONS

Samurai Operating Company L.L.C., a related party, is the operator of the properties and provides production, engineering and maintenance services. Accordingly, Samurai Operating Company L.L.C. charged an operating fee for its services of $16,560 and $24,840 in 2006 and 2005, respectively.

11. MANAGEMENT”S FINANCING PLANS

Since inception, ECCE’s working capital needs have been met through operating activities and from financings and loans from its principal shareholder, Sam Skipper and related entities. ECCE anticipates that additional financings and loans may be required to sustain operations in the future. Accordingly, should additional resources be required in 2007, Sam Skipper has committed to provide such additional sources of working capital and financing as necessary to meet the working capital requirements for 2007.

12. SUPPLEMENTAL OIL AND GAS INFORMATION-(Unaudited)
Proved oil and gas reserve quantities are based on estimates prepared internally by ECCE’s engineer in accordance with guidelines established by the Securities Exchange Commission (SEC).

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production. The following reserve data related to the properties represents estimates only and should not be construed as being exact. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the performance of the reservoirs, as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. The evolution of technology may also result in the application of improved recovery techniques, such as supplemental or enhanced recovery projects, which have the potential to increase reserves beyond those currently envisioned.

Estimates of proved reserves are derived from quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing operating and economic conditions and rely upon a production plan and strategy.

Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities (“FAS 69”), requires calculation of future net cash flows using a 10% annual discount factor and year-end prices, costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates. The average price used was $61.00 per barrel of oil and $7.28 per Mcf of gas.

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2004	430.780	5.001
Acquisition of oil and gas properties	354.796	7.749
Production	(49.194)	(0.873)
Disposal of oil and gas properties	(8.889)	(9.576)
Balance, December 31, 2005	727.493	2.301
Production	(65.330)	(0.930)
Revision of quantity estimates	25.281	1.686
Balance, December 31, 2006	687.444	3.057

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE's oil and gas producing activities and the related accumulated depletion as of December 31, 2006:

2006
Asset retirement obligations	$ 41,400
Proved properties being depleted	903,752
Less accumulated depletion	(164,252)
Net capitalized costs	$ 780,900

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2006 and 2005:

	2006	2005
Exploration costs	$ -	$ -
Development costs	12,169	60,575
	$ 12,169	$ 60,575

The following disclosures concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with FAS 69. As prescribed by FAS 69, the amounts shown are based on prices and costs at the end of each period and a 10 percent annual discount factor.

Future cash flows are computed by applying fiscal year-end prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by ECCE’s petroleum engineer by estimating the expenditures to be incurred in developing and producing ECCE’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are based on currently enacted statutory rates.

The standardized measure of discounted future net cash flows is not intended to represent the replacement costs or fair value of ECCE’s natural gas and oil properties. An estimate of fair value would take into account, among other things, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates of natural gas and oil producing operation

Standardized Measure of Discounted Future Net Cash Flow
	2006	2005
Future cash in flows at December 31,	$ 4,907,137	$ 8,371,196
Future costs-
Operating	(862,035)	(932,634)
Development and abandonment	(602,370)	(614,834)
Future net cash flows before income taxes	3,442,732	6,823,728
Future income taxes	(1,204,956)	(2,388,304)
Future net cash flows before income taxes	2,237,776	4,435,424
Discount at 10% annual rate	(754,438)	(1,445,924)
Standardized measure of discounted future net cash flows	$ 1,483,338	$ 2,989,500

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2006 and 2005

	2006	2005
Beginning of the year	$ 2,989,500	$ 1,771,397
Acquisition of oil and gas properties	-	718,485
Sales, net of production costs	(485,694)	(290,497)
Net change in prices and production costs	(1,301,289)	918,367
Change in future development costs	12,464	-
Revision of quantity estimates	268,357	-
Disposal of oil and gas properties	(128,252)	(128,252)
Ending of year	$ 1,483,338	$ 2,989,500

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our principal independent accountant from December 8, 2005 to current date is Malone & Bailey, PC., Houston, Texas 77042.

ITEM. 8A. CONTROLS AND PROCEDURES.

An evaluation was conducted under the supervision and with the participation of our management, including Samuel Skipper, our Chief Executive Officer (“CEO”) and John Vise, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Skipper and Vise concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Samuel Skipper	47	President, Chief Executive Officer and a Director
John Vise	55	Secretary/Treasurer, Chief Financial Officer and a Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Samuel M. Skipper is our President/Chief Executive Officer and a director. For the past sixteen years, Mr. Skipper has assisted in the consolidation of private and public companies and the entry of such companies into the public markets. From 1998 to 2003, Mr. Skipper was the founder, chairman of the board and the chief executive officer of VTEX Energy, Inc., a public oil and gas company with over $100 million in assets. From 1990 to 1993, Mr. Skipper was the founder of and served as the president and chief executive officer of ImageTrust, Inc. a public company in the health care industry. Under his leadership, ImageTrust Inc. assembled over $25 million in assets for owned and operated MRI diagnostic clinics in South Carolina and Texas. In 1993 Mr. Skipper sold ImageTrust, Inc. for seven figures. In 1990, Mr. Skipper served as the founder and the vice president of corporate development of Diagnostic Health Corporation (DHC), where he assisted DHC in the identification and closing of over $100 million of assets until DHC’s acquisition by HealthSouth Corporation in 1994.

John M. Vise is our Treasurer/Chief Financial Officer and a director. Mr. Vise has over twenty-five years experience in financial and operations management. As a consultant specializing in financial and administrative operations, Mr. Vise has worked with business owners to significantly improve the performance and financial condition of their companies. From 1995 to 2000, Mr. Vise was the general manager/controller of Advantage Volkswagen/Land Rover Houston dealerships. From 1977 to 1994, Mr. Vise worked for Gulf States Toyota Inc., a private independent distributor for Toyota with revenues in excess of $700 million in a five state area. During that time, he served as vice president of operations in the financial services division. Mr. Vise earned his BBA in accounting from Lamar University.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

AUDIT COMMITTEE

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

The Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2006 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and PrincipalPosition	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)
Samuel Skipper, President/CEO	2006	$65,000	$ -	$ 27,000	$ -	$ -	$ -	$ -	$ 92,000
John Vise, Treasurer/CFO	2006	$97,200	$ -	$ -	$ -	$ -	$ -	$ -	$ 97,200

(1)This amount represents fees paid by us to the Named Executive Officer during the past year pursuant to services provided in connection with their respective position as Chief Executive Officer and Chief Financial Officer.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

During fiscal year ended December 31, 2006, we did not grant any stock options, stock awards or stock warrants to the Named Executive Officers.

DIRECTOR COMPENSATION TABLE

During fiscal year ended December 31, 2006, we did not pay any compensation to our directors for their respective position on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Samuel Skipper	$ -	$ -	$ -	$ -	$ -	$ -	$ -

John Vise	$ -	$ -	$ -	$ -	$ -	$ -	$ -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 9,048,003 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Samuel Skipper 955 Dairy Ashford, Suite 206 Houston, TX 77079	5,120,499	(2)	56.59%

John Vise 14231 Kellywood Houston, TX 77079	90,000

All executive officers and directors as a group (2 persons)	5,210,499		57.58%
Major Shareholders:
Richard A. Bobigian 15907 Chilton Circle Spring, TX 77379	1,180,998	(3)	13.05%

*Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 9,048,003 shares issued and outstanding.

(2)
This figure includes: (i) 2,406,000 shares of common stock held of record by Mr. Skipper; (ii) 2,611,500 shares of common stock held of record by Samurai Corp., of which Mr. Skipper is the sole director and president and has sole dispositive and voting power over the 2,611,500 shares; and (iii) 102,999 shares of common stock held of record by Samurai Energy LLC, of which Mr. Skipper is the sole manager and has sole dispositive and voting power over the 102,999 shares.

(3)
This figure includes: (i) 99,999 shares of common stock held of record by Mr. Bobigian; and (ii) 1,080,999 shares of common stock held of record by RAB Ventures, Inc., of which Mr. Bobigian is the sole director and president and has sole dispositive and voting power over the 1,080,999 shares.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal years ended December 31, 2007 and 2006.

SAMURAI OPERATING COMPANY LLC

Samurai Operating Company L.L.C., a related party, is the operator of the properties and provides production, engineering and maintenance services. Accordingly, Samurai Operating Company L.L.C. charged an operating fee for its services of $16,560 and $24,840 in 2006 and 2005, respectively.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate (1)
4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2000. (2)
4.3	Stock Purchase Agreement dated October 19, 2005 between Robert E. Williams and Samuel M. Skipper. (3)
4.4	Assignment, Conveyance and Bill of Sale with respect to 37% working interest in the Wilson Wells. (3)
10.1	2005 Directors, Officers and Consultants Stock Option, Stock Warrants and Stock Awards Plan. (4)
10.2	Consulting Agreement dated January 1, 2006 between ECCO Energy Corp. and Michael Wittenburg.
10.3	Consulting Agreement dated January 1, 2006 between ECCO Energy Corp. and Larry Seligman.
18.1	Change in Accountant to Malone & Balley dated December 8, 2005. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 7, 2005.
(2)Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.
(3)Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2006.
(4)Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2006, we incurred approximately $55,300 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO ENERGY CORP.

Dated: March 29, 2007	By: /s/SAMUEL M. SKIPPER
Samuel M. Skipper, President/Chief
Executive Officer

Dated: March 29, 2007	By: /s/ JOHN VISE
John Vise, Treasurer/Chief
Financial Officer