Form 10QSB
period 2007-03-31
ECCO Energy Corp.
filed 2007-05-15
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

[ Ö ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51656

ECCO ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0469497
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

955 Dairy Ashford, Suite 206
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

9,048,003 shares of the registrant’s Common Stock were outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ Ö ]

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,199	$ 1,512

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	945,152	945,152
Equipment	23,039	8,039
Less accumulated depletion and depreciation	(189,746)	(164,252)
Total property and equipment	778,445	788,939

OTHER ASSETS
Deposits	2,340	2,340
TOTAL ASSETS	$ 784,984	$ 792,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$ 19,977	$ 18,897
Accounts payable-related parties	192,892	146,456
Accrued expenses	-	10,000
Current maturities of long-term debt	61,809	81,387
Total current liabilities	274,678	256,740

LONG-TERM LIABILITIES
Asset retirement obligation	41,982	41,400
TOTAL LIABILITIES	316,660	298,140

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $.001 par value; 75,000,000 shares authorized, 9,047,997 shares issued and outstanding	9,048	9,048
Additional paid-in-capital	874,223	874,223
Retained deficit	(415,047)	(388,720)
Total shareholders’ equity	468,324	494,651
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 784,984	$ 792,791

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUE	$ 127,958	$ 144,608

OPERATING EXPENSES
Compensation expense	55,283	36,640
Professional and consulting fees	7,330	35,438
Depreciation and depletion	26,076	25,693
General and administrative expenses	35,781	22,303
Lease operating expenses	20,196	16,935
Total operating expenses	144,666	137,009

Net operating profit (loss)	(16,708)	7,599

OTHER INCOME (EXPENSE)
Interest expense	(9,619)	(3,968)

Net income (loss)	$ (26,327)	$ 3,631

Basic and diluted net income (loss) per share	$ (0.00)	$ 0.00

Weighted average shares outstanding	9,047,997	8,851,664

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2007
(Unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Deficit	Total

Balances, December 31, 2006	100,000	9,047,997	$ 100	$ 9,048	$ 874,223	$(388,720)	$494,651

Net loss						(26,327)	(26,327)

Balances, March 31, 2007	100,000	9,047,997	$ 100	$ 9,048	$ 874,223	$(415,047)	$468,324

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2007
Cash flows from operating activities:
Net income (loss)	$ (26,327)	$ 3,631

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock issued for services	-	10,000
Depreciation, depletion and amortization	25,494	25,693
ARO accretion expense	582	-
Changes in assets and liabilities
Accounts receivable	-	(60,980)
Prepaid expenses	-	2,844
Accounts payable	(15,484)	(15,755)
Accrued liabilities	(10,000)	(3,442)
Net cash used in operating activities	(25,735)	(38,009)

Cash flows from investing activities:
Investment in oil and gas properties	-	(12,619)
Purchase of equipment	(15,000)	-
Net cash used in investing activities	(15,000)	(12,619)

Cash flows from financing activities:
Proceeds from sale of common stock	-	90,000
Advances-related parties	63,000	-
Payments made on long term debt	(19,578)	(24,083)
Payments made on capital lease obligation	-	(322)
Net cash provided by financing activities	43,422	65,595

Net increase in cash and cash equivalents	2,687	14,967
Cash and cash equivalents, at beginning of period	1,512	3,523

Cash and cash equivalents, at end of period	$ 4,199	$ 18,490

Supplemental cash flow information:
Interest paid	$ 9,619	$ 14,967
Income taxes paid	$ -	$ -

ECCO ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ECCO Energy Corp. (“ECCE”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ECCE’s Annual Report filed with the SEC on Form-10KSB.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

2. MANAGEMENT’S FINANCING PLANS

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

ECCO Energy Corp.

We are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided producing assets. Our principal assets are oil and gas properties, including a 69% working interest in the Wilson properties. During 2007, we also intend to enter into the alternative fuel industry.

Our shares of common stock are traded on the Over-the-Counter Bulletin Board. On March 14, 2007, we changed our trading symbol to: ECCE.OB.

ECCO Biofuels, Inc.

ECCO Biofuels, Inc. was incorporated in Texas on September 26, 2006 to offer plant operators the option of financing 100% of the construction of biodiesel plants, and is our wholly-owned subsidiary. We believe that the financing package created by ECCO Biofuels is unique to the industry and reflects the confidence that we have in biodiesel products as well as a commitment to the success and profitability of biodiesel plants. We will require significant additional financing in order to enter the alternative fuel industry

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Over the next twelve months our strategy is to grow our asset base by acquiring producing properties and investing in working interests in non-operated properties. In addition, we plan to use innovative and sound engineering principles to enhance existing production. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Our net loss for the three months ended March 31, 2007 was $(26,327) compared to a net income of $3,631 for the three months ended March 31, 2006 (a decrease in income of $29,958). For the three months ended March 31, 2007, we generated revenue of $127,958 compared to revenue of $144,608 generated for the three months ended March 31, 2006 (a decrease of $16,650). The decrease in revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended March 31, 2007, we sold an additional 1,356 MCF at an average price of $6.85 per MCF offset by an average price decrease of $.61 per mcf and 262 less barrels of oil at an average price of $50.47 per barrel plus an average price decrease of $6.51 per bbl resulting in an decrease in revenue of $16,650.

For the three months ended March 31, 2007, we incurred operating expenses of $144,665 compared to $137,009 incurred for the three months ended March 31, 2006 (an increase of $7,075). These operating expenses incurred for the three months ended March 31, 2007 consisted of: (i) salaries and compensation expense of $55,283 (2006: $36,640); (ii) professional and consulting fees of $7,330 (2006: $35,438); (iii) depreciation and depletion of $26,076 (2006: $25,693); (iv) general and administrative expenses of $35,781 (2006: $22,303); and (v) lease operating expenses of $20,196 (2006: $16,935).

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred for the three months ended March 31, 2007 increased, respectively, primarily due to an increase in salaries of $18,590 and expenses of $19,375 associated with the start-up of ECCO Biofuels off-set by consulting fees of $24,320 paid to a reserve engineer and $10,000 paid to two consultants during the three months ended March 31, 2006.

Depreciation and depletion of oil and gas properties decreased by $199 for the three months ended March 31, 2007 primarily due to a decrease in oil production (262 bbl) off-set by an increase in gas production (1,356 mcf).

Our lease operating expenses increased $3,261 during the three months ended March 31, 2007 primarily attributable to an increase in compressor rental of $2,518 and water hauling of $992.

Interest expense of $9,619 (2006: $3,968) also increased for the three months ended March 31, 2007 due to the addition of interest expense for advances for production revenues pending completion of the Reece and Wild Tree working interests in the Wilson properties.

Our net loss for the three months ended March 31, 2007 was ($26,327) compared to net income of $3,631 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2007

At March 31, 2007, our current assets were $4,199 and our current liabilities were $274,678, which resulted in a working capital deficiency of ($270,479). Over the next twelve months, we estimate that we need $50,000 of capital to expand our Biofuels operations. At this time we plan to secure financing from officers or from stockholders to satisfy these cash requirements.

Cash Flows from Operating Activities

During the three months ended March 31, 2007, net cash increased by $2,687 consisting of $43,422 provided by financing activities off-set by $25,735 used in operations and $15,000 used in investing activities for the purchase of two storage tanks by ECCO Biofuels.

The change in net cash flows used in operating activities for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was affected primarily by the volume and price we receive for the sale of our gas and oil production. For the three months ended March 31, 2007, we sold an additional 1,356 MCF at an average price of $6.85 per MCF offset by an average price decrease of $.61 per mcf and an 262 less barrels of oil at an average price of $50.47 per barrel offset by an average price decrease of $6.51 per bbl resulting in a decrease to revenue of $16,650.

Cash Flows from Investing Activities

For the three months ended March 31, 2007, net cash flows used in investing activities was $15,000 consisting of the purchase of two storage tanks by ECCO Biofuel compared to net cash flows used in investing activities of $12,619 consisting of the capitalized work-overs in our oil and gas properties for the three months ended March 31, 2006.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. For the three months ended March 31, 2007, net cash flows provided by financing activities was $43,422 pertaining to $63,000 of advances-related parties off-set by payments of $19,578 on long term debt compared to net cash flows provided by financing activities of $65,595 for the three months ended March 31, 2006, pertaining primarily to proceeds received from the sale of our common stock $90,000 offset by payments of $24,083 on long term debt and $322 for payments made on a capital lease obligation.

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

PENDING ACQUISITIONS AND FUNDING

During May 2006, we entered into two separate purchase and sale agreements. During 2007, we intend to close the two separate acquisitions under the respective purchase and sale agreements as follows: (i) Ronald E. Reece M.D. Revocable Trust of 2000 to acquire its 20% working interest in the E.C. Wilson and Wilson State Tract Leases for the issuance of 135,032 shares of our restricted common stock and a promissory note in the principal amount of $205,548; subject to adjustment for production activity since the date of the agreement and (ii) Wild Tree Enterprises to acquire its 11% working interest in the E.C. Wilson and Wilson State Tract Leases for the issuance of 64,968 shares of our restricted common stock and a promissory note in the principal amount of $94,452; subject to adjustment for production activity since the date of the agreement. We believe that consummation of these two acquisitions will result in our ownership of a 100% working interest in the E.C. Wilson and Wilson State Tract Leases.

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
.

Item 3. Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and John Vise, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2007. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, Messrs. Skipper and Vise concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

As of the date of this Quarterly Report, we are not a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number   Description

31.1     Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECCO ENERGY CORP.

Date: May 15, 2007	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title President and CEO

Date: May 15, 2007	By:	/s/ John Vise
John Vise
Title: Cheif Financial Officer