Form 10QSB
period 2007-06-30
ECCO Energy Corp.
filed 2007-08-14
CIK 847416

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

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 821	$ 1,512
Prepaid expenses	2,100	-
Total current assets	2,921	1,512

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	945,152	945,152
Equipment	8,039	8,039
Less accumulated depletion and depreciation	(210,614)	(164,252)
Total property and equipment	742,577	788,939

OTHER ASSETS
Deposits	2,340	2,340
TOTAL ASSETS	$ 747,838	$ 792,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$ 17,172	$ 18,897
Accounts payable-related parties	196,324	146,456
Accrued expenses	2,500	10,000
Current maturities of long-term debt	41,738	81,387
Total current liabilities	257,734	256,740

LONG-TERM LIABILITIES
Asset retirement obligation	42,564	41,400
TOTAL LIABILITIES	300,298	298,140

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized,
100,000 shares issued and outstanding	100	100
Common stock, $.001 par value; 75,000,000 shares authorized,
9,047,997 shares issued and outstanding	9,048	9,048
Additional paid-in-capital	893,494	874,223
Retained deficit	(455,102)	(388,720)
Total shareholders’ equity	447,540	494,651
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 747,838	$ 792,791

3

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE	$ 116,935	$ 105,707	$ 244,893	$ 250,315

OPERATING EXPENSES
General and administrative expenses	70,749	163,937	169,143	258,318
Depreciation and depletion	22,165	21,388	48,241	47,081
Lease operating expenses	20,446	16,637	40,642	33,572
Total operating expenses	113,360	201,962	258,026	338,971

Net operating profit (loss)	3,575	(96,255)	(13,133)	(88,656)

OTHER INCOME (EXPENSE)
Interest expense	(9,300)	(11,189)	(18,919)	(15,157)
Loss from discontinued operations	(34,330)	-	(34,330)	-

Net loss	$ (40,055)	$ (107,444)	$ (66,382)	$ (103,813)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	9,047,997	9,102,419	9,047,997	8,977,776

4

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2007
(Unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Deficit	Total

Balances, December 31, 2006	100,000	9,047,997	$ 100	$ 9,048	$ 874,223	$(388,720)	$494,651

Additional capital from sale
of subsidiary					19,271		19,271

Net loss						(66,382)	(66,382)

Balances, June 30, 2007	100,000	9,047,997	$ 100	$ 9,048	$ 893,494	$(455,102)	$447,540

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ (66,382)	$ (103,813)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	-	37,000
Depreciation, depletion and amortization	47,077	47,080
ARO accretion expense	1,164	-
Changes in assets and liabilities
Accounts receivable	(863)	-
Inventory	(12,764)	-
Prepaid expenses and other current assets	(2,100)	3,720
Accounts payable	(36,607)	11,142
Accrued liabilities	(7,500)	(11,098)
Net cash provided by (used in) operating activities	(77,975)	(15,969)

Cash flows from investing activities:
Project costs	(22,067)	-
Purchase of equipment	(15,000)	-
Investment in oil and gas properties	-	(12,619)
Net cash used in investing activities	(37,067)	(12,619)

Cash flows from financing activities:
Proceeds from sale of common stock	-	90,000
Purchase and cancellation of common stock	-	(37,000)
Borrowings on debt	50,000	-
Advances-related parties	154,000	17,369
Payments made on related party advances	(50,000)	-
Payments made on long term debt	(39,649)	(42,251)
Payments made on capital lease obligation	-	(980)
Net cash provided by financing activities	114,351	27,138

Net increase in cash and cash equivalents	(691)	(1,450)
Cash and cash equivalents, at beginning of period	1,512	3,523

Cash and cash equivalents, at end of period	$ 821	$ 2,073

Supplemental operating cash flow information:
Interest paid	$ 18,919	$ 15,157
Income taxes paid	$ -	$ -

Supplemental noncash financing information:
Additional capital from sale of subsidiary	$ 19,271	$ -

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

3.       DISCONTINUED OPERATIONS

On June 29, 2007, ECCE entered into a Purchase and Sale Agreement with Saber Energy Corp., a privately held company controlled by ECCE’s President, Sam Skipper, for all of the issued and outstanding common stock of ECCO Biofuels, Inc., as well as the assumption of all payables and receivables of ECCO Biofuels, Inc. as of June 30, 2007 in exchange for 250,000 shares of restricted common stock of Saber Energy, which represents less than 1% of the issued and outstanding common stock of Saber Energy. ECCE attributed no value to its investment in Saber Energy on the date of the transaction. Additional capital from the sale of ECCO Biofuels of $19,271 was recorded as additional paid in capital as a result of the difference between assets transferred and liabilities assumed by Saber Energy.

The revenue and expenses incurred by ECCO Biofuels, Inc. for the six months ended June 30, 2007 are reflected on the financial statements of ECCE as loss from discontinued operations.

ECCO BIOFUELS, INC.
STATEMENT OF OPERATIONS
For The Six Months Ended June 30, 2007
(Unaudited)
REVENUE	$ 4,506

EXPENSES
Total operating expenses	38,836

Net operating loss	$ (34,330)

4.	SUBSEQUENT EVENTS

During May 2006, we entered into two separate purchase and sale agreements, which we intended to close during 2007, as follows: (i) Ronald E. Reece M.D. Revocable Trust of 2000; and (ii) Wild Tree Enterprises to acquire its 11% working interest in the E.C. Wilson and Wilson State Tract Leases. We did not close these agreements and during the six-month period ended June 30, 2007, we deemed null and void such agreements and re-negotiated their respective terms and provisions as disclosed below.

On August 1, 2007, ECCE purchased a 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from Ronald E. Reece M.D. Revocable Trust of 2000 as outlined in the Assignment, Conveyance and Bill of Sale (the Agreement) dated August 1, 2007 with an effective date of February 1, 2006 for the issuance of 141,750 shares of our restricted common stock valued at $36,855 based on a share price of $.26 and a promissory note in the principal amount of $205,548 payable in one lump sum payment on or before July 31, 2008 and interest at the rate of seven (7%) per annum payable in monthly installments on the last day of each month with the first installment due on August 31, 2007.

The net working interest on the 20% working interest purchased from Ronald E. Reece M.D. Revocable Trust of 2000 from February 1, 2006 to June 30, 2007 in the amount of $166,084 reduces the cost basis, whereas, the asset retirement obligation of $12,337 at June 30, 2007 increases the cost basis resulting in a net acquisition basis for the property of $88,656.

On August 1, 2007, Wild Tree Enterprises agreed to allow ECCE. to retain its 11% net working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from February 1, 2006 to June 30, 2007 in the amount of $91,346 for the issuance of 110,000 shares of our restricted common stock as outlined in the Mutual Release (the Release) dated August 1, 2007.  The common shares were valued at $28,600 based on a share price of $0.26 and additional paid in capital of $62,746, as a result of the difference between the share value and retained net working interest.

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

During May 2006, we entered into two separate purchase and sale agreements, which we intended to close during 2007, as follows: (i) Ronald E. Reece M.D. Revocable Trust of 2000; and (ii) Wild Tree Enterprises to acquire its 11% working interest in the E.C. Wilson and Wilson State Tract Leases. We did not close these agreements and during the six-month period ended June 30, 2007, we deemed null and void such agreements and re-negotiated their respective terms and provisions as disclosed below.

Reece Revocable Trust

On August 1, 2007, with an effective date of February 1, 2006, we entered into a purchase and sale agreement (the “Agreement”) with Ronald B. Reece M.D., Trustee of the Ronald B. Reece M.D. Revocable Trust of 2000 (“Reece Revocable Trust”). In accordance with the terms and provisions of the Agreement: (i) we acquired from the Reece Revocable Trust a 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas; (ii) we issued to the Reece Revocable Trust an aggregate of 141,750 shares of our restricted Common Stock at $0.26 per share representing an aggregate value of approximately $36,855; and (iii) we issued to the Reece Revocable Trust a promissory note in the principal amount of $205,548 payable in one lump sum payment on or before July 31, 2008 with interest accruing at the rate of 7% per annum payable in monthly installments on the last day of each month with the first installment due on August 31, 2007. See “—MATERIAL COMMITMENTS AND FUNDING”.

Wild Tree Enterprises

On August 1, 2007, we entered into a mutual release (the “Release”) with Dr. Harold Crook and Wild Tree Enterprises (collectively, “Wild Tree”). In accordance with the terms and provisions of the Release: (i) Wild Tree agreed to allow us to retain our 11% net working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from February 1, 2006 to June 30, 2007; (ii) Wild Tree agreed to allow us to retain the proceeds received by us from our 11% net working interest in the approximate amount of $91,346; (iii) we agreed to issue to Wild Tree an aggregate of 110,000 shares of our restricted Common Stock; and (iv) we and Wild Tree agreed to mutually release one another from any and all past claims, demands, obligations, actions, cause of action, rights, damages of any nature.

ECCO Biofuels, Inc.

ECCO Biofuels, Inc. ("ECCO Biofuels") is our wholly-owned subsidiary and was formed to offer plant operators the option of financing 100% of the construction of biodiesel plants. On June 27, 2007, we entered into that certain letter of intent (the “Letter of Intent”) with Saber Energy Corp., a Texas corporation (“Saber Energy”) a privately held company controlled by ECCE’s President, Sam Skipper, pursuant to which we would sell all of the total issued and outstanding shares of ECCO Biofuels. After completion of satisfactory due diligence and conditions precedent, we entered into a stock purchase agreement dated June 29, 2007 (the “Stock Purchase Agreement”). In accordance with the terms and provisions of the Stock Purchase Agreement: (i) we agreed to sell 1,000 shares of the common stock of ECCO Biofuels, which comprises all of the total issued and outstanding shares of ECCO Biofuels; and (ii) Saber Energy agreed to issue to us an aggregate of 250,000 shares of restricted common stock of Saber Energy and to assume all of the liabilities of ECCO Biofuels. As of the date of this Quarterly Report, we hold of record the 250,000 shares of common stock of Saber Energy.

Our Board of Directors, by unanimous written consent, approved the consummation of the Stock Purchase Agreement. The Board of Directors engaged in a thorough analysis of the sale of its wholly-owned subsidiary, ECCO Biofuels including, but not limited to: (i) maximization of shareholder value relating to the stock Purchase Agreement in comparison with potential shareholder value relating to alternative business strategies retaining ECCO Biofuels; (ii) the process conducted in seeking potential buyers and analysis pertaining to reasonableness of providing equal or greater value to us; and (iii) review of our financial condition, results of operations and business and earning prospects.  Even though the alternative fuel industry is increasing, our Board’s evaluation concluded that we would be required to spend significant employee resources and money to grow the business operations of ECCO Biofuels, therefore, our Board determined that it was in the best interests of the company and its shareholders to concentrate on its core business on the exploration and development of oil and gas properties.

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

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Our net loss for the six months ended June 30, 2007 was $66,382 compared to a net loss of $103,813 for the six months ended June 30, 2006 (a decrease of $37,431). For the six months ended June 30, 2007, we generated revenue of $244,893 compared to revenue of $250,315 generated for the six months ended June 30, 2006,   (a decrease of $5,422). The decrease in revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was affected by the volume and price we received for the sale of our gas and oil production. For the six months ended June 30, 2007, we sold an additional 1,068 Mcf of gas at an average price of $7.19 per Mcf and an average price increase of $0.23 per Mcf and 331 less barrels of oil at an average price of $53.59 per barrel plus an average price decrease of $4.33 per bbl resulting in an decrease in revenue of $5,422.

For the six months ended June 30, 2007, we incurred operating expenses of $258,026 compared to $338,971 incurred for the six months ended June 30, 2006 (a decrease of $80,945). These operating expenses incurred for the six months ended June 30, 2007 consisted of: (i) salaries and compensation expense of $109,678 (2006: $140,660); (ii) professional and consulting fees of $18,640 (2006: $75,623); (iii) depreciation and depletion of $48,241 (2006: $47,081); (iv) general and administrative expenses of $40,825 (2006: $42,035); and (v) lease operating expenses of $40,642 (2006: $33,572).

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred for the six months ended June 30, 2007 decreased, respectively, primarily due to a decrease in salaries of $30,982 associated with the issuance of preferred stock as compensation, expenses of $1,210 and consulting fees of $46,819 paid to a reserve engineer and $10,000 paid to two consultants during the six months ended June 30, 2006.

Depreciation and depletion of oil and gas properties increased by $1,160 for the six months ended June 30, 2007 primarily due to an increase in gas production (1,068 Mcf) offset by a decrease in oil production (331 bbl).

Our lease operating expenses increased $7,070 during the six months ended June 30, 2007 primarily attributable to an increase in compressor rental.

Interest expense of $18,919 (2006: $15,157) also increased for the six months ended June 30, 2007 due to the addition of interest expense for advances for production revenues pending completion of the Reece and Wild Tree working interests in the Wilson properties off-set by a decrease in interest expense on long-term debt.

Other expenses increased $34,330 for the six months ended June 30, 2007 associated with the loss from discontinued operations of ECCO Biofuels, Inc.

Three-Month Period Ended June 30, 2007 Compared to Three-Month Period Ended June 30, 2006

Our net loss for the three month period ended June 30, 2007 was $40,055 compared to a net loss of $107,444 for the three month period ended June 30, 2006 (a decrease of $67,389). For the three month period ended June 30, 2007, we generated revenue of $116,935 compared to revenue of $105,707 generated for the three month period ended June 30, 2006 (an increase of $11,228). The increase in revenues for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 was affected by the increase in volume and price we received for the sale of our gas and oil production.

For the three month period ended June 30, 2007, we incurred operating expenses of $113,360 compared to $201,962 incurred for the three month period ended June 30, 2006 (a decrease of $88,602). These operating expenses incurred for the three month period ended June 30, 2007 consisted of: (i) salaries and compensation expense of $54,395 (2006: $104,020); (ii) professional and consulting fees of $11,310 (2006: $40,185); (iii) depreciation and depletion of $22,165 (2006: $21,388); (iv) general and administrative expenses of $5,044 (2006: $19,732); and (v) lease operating expenses of $20,446 (2006: $16,637).

Interest expense of $9,300 (2006: $11,189) decreased for the three month period ended June 30, 2007. Other expenses increased $34,330 for the three month period ended June 30, 2007 associated with the loss from discontinued operations of ECCO Biofuels, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2007

At June 30, 2007, our current assets were $2,921and our current liabilities were $257,734, which resulted in a working capital deficiency of $254,813. At June 30, 2007, our total assets were $747,838 consisting of: (i) $821 in cash and cash equivalents; (ii) $2,100 in prepaid expenses; (iii) $945,152 in oil and gas properties and $8,039 in equipment less accumulated depletion and depreciation of $210,614; and (iv) deposits of $2,340. The slight decrease in total assets during the six-month period ended June 30, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in accumulated depletion of oil and gas properties.

At June 30, 2007, our total liabilities were comprised of: (i) $17,172 in accounts payable-trade; (ii) $196,324 in accounts payable – related parties; (iii) $2,500 in accrued expenses (iv) $41,738 in current maturities of long-term debt; and (v) $42,564 in asset retirement obligation.  The slight decrease in total liabilities during the six-month period ended June 30, 2007 from fiscal year ended December 31, 2006 as primarily due to the decrease in accrued expenses.

Stockholders’ equity decreased from $494,651 for fiscal year ended December 31, 2006 to $447,540 for the six-month period ended June 30, 2007.

Our working capital deficiency to date has been funded by advances from Samurai Operating Company, a related party.  Over the next twelve months, we plan to extinguish our long-term debt and secure financing from officers or from stockholders to close the acquisition of the Reece and Wild Tree working interests in the Wilson properties.

Cash Flows

During the six months ended June 30, 2007, net cash decreased by $691 consisting of $114,351 provided by financing activities offset by $77,975 used in operations and $37,067 used in investing activities.

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the six months ended June 30, 2007 was affected by a reduction in accounts payable related to joint interest billings andother payables of $36,607 and the release of current assets and liabilities related to the sale of ECCO Biofuels, Inc.  Comparatively, the six months ended June 30, 2006 was affected primarily by the consulting fees of $46,819 paid to a reserve engineer and $10,000 paid to two consultants.

Cash Flows from Operating Activities

Cash flows used in investing activities for the six months ended June 30, 2007 included assets transferred in connection with the sale of Ecco Biofuels, Inc.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. For the six months ended June 30, 2007, net cash flows provided by financing activities was $114,351, pertaining to net advances of $154,000 from related parties, offset by payments of $39,649 on long term debt.  Comparatively, net cash flows provided by financing activities were $27,138 for the six months ended June 30, 2006, pertaining primarily to proceeds received from the sale of our common stock $90,000 and $17,369 advances-related parties offset by payments of $42,251 on long term debt, purchase and cancellation of common stock of $37,000 and $980 for payments made on a capital lease obligation.

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Since inception, our working capital needs have been met through operating activities and from financings and loans from our President/Chief Executive Officer, Sam Skipper, and related entities. We anticipate that additional financings and loans may be required to sustain operations in the future. Accordingly, should additional resources be required in 2007, Mr. Skipper has committed to provide such additional sources of working capital and financing as necessary to meet the working capital requirements for 2007.

MATERIAL COMMITMENTS AND FUNDING

A material commitment for us during fiscal year 2007 relates to the terms and provisions of the Agreement pursuant to which we issued to the Reece Revocable Trust a promissory note in the principal amount of $205,548 payable in one lump sum payment on or before July 31, 2008 with interest accruing at the rate of 7% per annum payable in monthly installments on the last day of each month with the first installment due on August 31, 2007.

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

Item 3.                      Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and John Vise, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2007. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Vise concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Exhibit Number	Description
10.1	Purchase and Sale Agreement dated June 30, 2007 between ECCO Energy Corp. and Saber Energy Corp.

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECCO ENERGY CORP.

Date: August 14, 2007	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title: President and CEO

Date: August 14, 2007	By:	/s/ John Vise
John Vise
Title: Cheif Financial Officer