Form 10QSB
period 2007-09-30
ECCO Energy Corp.
filed 2007-11-14
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

[ Ö ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51656

ECCO ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0469497
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3315 Marquart St.
Suite 206
Houston, TX	77027
(Address of Principal Executive Office)	(Zip Code)

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

9,299,747 shares of the registrant’s Common Stock were outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ Ö ]

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	11,980	$ 1,512
Prepaid expenses	2,100	-
Total current assets	14,080	1,512

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	1,036,296	945,152
Equipment	8,039	8,039
Less accumulated depletion and depreciation	(227,636)	(164,252)
Total property and equipment	816,699	788,939

OTHER ASSETS
Deposits	2,340	2,340
TOTAL ASSETS	$ 833,119	$ 792,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$ 8,222	$ 18,897
Accounts payable-related parties	12,194	146,456
Accrued expenses		10,000
Current maturities of long-term debt	226,709	81,387
Total current liabilities	247,125	256,740

LONG-TERM LIABILITIES
Asset retirement obligation	55,525	41,400
TOTAL LIABILITIES	302,650	298,140

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $.001 par value; 75,000,000 shares authorized, 9,299,747 and 9,047,997 shares issued and outstanding, respectively	9,300	9,048
Additional paid-in-capital	1,021,444	874,223
Retained deficit	(500,375)	(388,720)
Total shareholders’ equity	530,469	494,651
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 833,119	$ 792,791

3

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE	$ 94,510	$ 118,754	$ 332,591	$ 369,069

OPERATING EXPENSES
General and administrative expenses	89,216	170,145	258,359	401,464
Depreciation and depletion	17,645	25,096	65,886	72,177
Lease operating expenses	29,070	18,228	62,900	51,800
Total operating expenses	135,931	213,469	387,145	525,441

Net operating loss	(41,421)	(94,715)	(54,554)	(156,372)

OTHER INCOME (EXPENSE)
Interest expense	(3,852)	(10,519)	(22,771)	(25,676)
Loss from discontinued operations		-	(34,330)	-

Net loss	$ (45,273)	$ (105,234)	$ (111,655)	$ (182,048)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)
(both net loss and loss before discontinued operations)
Weighted average shares outstanding	9,213,986	9,047,997	9,103,327	8,688,252

4

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2007
(Unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Deficit	Total

Balances, December 31, 2006	100,000	9,047,997	$ 100	$ 9,048	$ 874,223	$(388,720)	$494,651

Sale of Subsidiary					19,272		19,272
Shares Issued to acquire oil and gas properties and productions		251,750		252	127,949		128,201

Net loss						(111,655)	(111,655)

Balances, September 30, 2007	100,000	9,299,747	$ 100	$ 9,300	$ 1,021,444	$ (500,375)	$530,469

5

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:	$ (111,655)	$ (182,048)
Net income (loss)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	-	37,000
Depreciation, depletion and amortization	64,098	72,177
ARO accretion expense	1,788	-
Changes in assets and liabilities
Accounts receivable	(863)	-
Inventory	(12,764)	-
Prepaid expenses and other current assets	(2,100)	3,058
Accounts payable	(63,603)	102,148
Accrued liabilities	(10,000)	(9,950)
Net cash provided by (used in) operating activities	(135,099)	22,385

Cash flows from investing activities:
Purchase of equipment	(37,067)	-
Investment in oil and gas properties	-	(12,619)
Net cash used in investing activities	(37,067)	(12,619)

Cash flows from financing activities:
Proceeds from sale of common stock	88,860	90,000
Purchase and cancellation of common stock	-	(37,000)
Borrowings on debt	50,000	-
Advances-related parties	154,000
Payments made on related party advances	(50,000)	-
Payments made on long term debt	(60,226)	(60,878)
Payments made on capital lease obligation	-	(1,502)
Net cash provided by financing activities	182,634	(9,380)
Net increase in cash and cash equivalents	10,468	386
Cash and cash equivalents, at beginning of period	1,512	3,523

Cash and cash equivalents, at end of period	$ 11,980	$ 3,909
Supplemental operating cash flow information:
Interest paid	$ 22,771	$ 25,676
Income taxes paid	$ -	$ -
Supplemental noncash investing information:
Acquisition of oil and gas properties for stock & debt	$ (88,656)
Supplemental noncash financing information:
Additional capital from sale of subsidiary	$ 19,271	$ -
Related party payable relieved from acquisition of working interest	$ 166,084)
Note payable issued for acquisition of oil and gas properties	$ 205,548
Stock issued for acquisition of oil and gas properties	$ 39,342

6

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

2.       MANAGEMENT’S FINANCING PLANS

Since inception, ECCE’s working capital needs have been met through operating activities and from financings and loans from its principal shareholder, Sam Skipper and related entities. ECCE anticipates that additional financings and loans may be required to sustain operations in the future. Accordingly, should additional resources be required in 2007, Sam Skipper has committed to provide such additional sources of working capital and financing as necessary to meet the working capital requirements for the next twelve months.

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

ECCO BIOFUELS, INC.
STATEMENT OF OPERATIONS
For The Six Months Ended June 30, 2007
(Unaudited)
REVENUE	$ 4,506

EXPENSES
Total operating expenses	38,836

Net operating loss	$ (34,330)

4.	ACQUISITION OF OIL AND GAS PROPERTIES

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

The net working interest revenue on the 20% working interest purchased from Ronald E. Reece M.D. Revocable Trust of 2000 from from the effective date to the closing date in the amount of $166,084 reduces the cost basis, whereas, the asset retirement obligation of $12,337 at the closing date increases the cost basis resulting in a net acquisition basis for the property of $88,656.

The preliminary purchase price allocation of the assets acquired on August 1, 2007 is as follows:

Assets
Oil and gas properties	$100,993

Liabilities and equity
Asset retirement obligation	$(12,337)
$88,656

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for ECCE, assuming the acquisition occurred at January 1, 2006, is as follows:

	Nine months ended September 30, 2007	Nine months Ended September 30, 2006

Revenue	$416,527	$484,349

Net loss	(48,077)	(89,974)

Net loss per common share	$(0.01)	$(0.01)

The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results.

5.         SUBSEQUENT EVENTS

On September 27, 2007, ECCE entered into an agreement (the “Agreement”) with LS Gas LLC, a Delaware limited liability company (“LS Gas”), which is the general partner of Shelf Partners, L.P., a Delaware limited partnership (the “Limited Partnership”), and the limited partners of the Limited Partnership (collectively, LS Gas and the limited partners are known as the “Sellers”). LS Gas, as the general partner of the Limited Partnership, owns a .87% interest in the Limited Partnership and the limited partners collectively own a 99.13% interest in the Limited Partnership. The Limited Partnership is in the oil and gas exploration business and owns certain mineral leases, mineral rights, working interests and other contractual rights.

In accordance with the provisions of the Agreement: (i) the Sellers sold to ECCE 100% of the Sellers’ interest in the Limited Partnership (the “Limited Partnership Interests”); (ii) ECCE paid to the Sellers consideration in the amount of $5,000,000 payable by the issuance of 1,000,000 shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”). The shares of the Series B Preferred Stock will be convertible at the Sellers’ option into shares of ECCE’s common stock at a conversion price of $5.00 per share equaling 1,000,000 shares of the common stock of ECCE.

The transaction was closed in October 2007.

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

ECCO Energy Corp.

We are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided producing assets. Our principal assets are oil and gas properties, including a 89% working interest in the Wilson properties.

Our shares of common stock are traded on the Over-the-Counter Bulletin Board. On March 14, 2007, we changed our trading symbol to: ECCE.OB.

LS Gas LLC

On September 27, 2007, we entered into an agreement (the “Agreement”) with LS Gas LLC, a Delaware limited liability company (“LS Gas”), which is the general partner of Shelf Partners, L.P., a Delaware limited partnership (the “Limited Partnership”), and the limited partners of the Limited Partnership (collectively, LS Gas and the limited partners are known as the “Sellers”). LS Gas, as the general partner of the Limited Partnership, owns a .87% interest in the Limited Partnership and the limited partners collectively own a 99.13% interest in the Limited Partnership. The Limited Partnership is in the oil and gas exploration business and owns certain mineral leases, mineral rights, working interests and other contractual rights.

In accordance with the provisions of the Agreement: (i) the Sellers sold to us 100% of the Sellers’ interest in the Limited Partnership (the “Limited Partnership Interests”); (ii) we paid to the Sellers consideration in the amount of $5,000,000 payable by the issuance of 1,000,000 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The shares of the Series B Preferred Stock will be convertible at the Sellers’ option into shares of our common stock at a conversion price of $5.00 per share equaling 1,000,000 shares of our common stock. See “Part II. OTHER INFORMATION. ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.”

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

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Our net loss for the nine months ended September 30, 2007 was ($111,655) compared to a net loss of ($182,048) for the nine months ended September 30, 2006 (a decrease of $70,393). For the nine months ended September 30, 2007, we generated revenue of $332,591 compared to revenue of $369,069 generated for the nine months ended September 30, 2006  (a decrease of $36,478). The decrease in revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was affected by the volume and price we received for the sale of our gas and oil production. For the nine months ended September 30, 2007, we sold an additional 1,068 Mcf of gas at an average price of $7.19 per Mcf and an average price increase of $0.23 per Mcf and 331 less barrels of oil at an average price of $53.59 per barrel plus an average price decrease of $4.33 per bbl.

For the nine months ended September 30, 2007, we incurred operating expenses of $387,145 compared to $525,441 incurred for the nine months ended September 30, 2006 (a decrease of $138,296). These operating expenses incurred for the nine months ended September 30, 2007 consisted of: (i) depreciation and depletion of $65,886 (2006: $72,177); (ii) general and administrative expenses of $258,359 (2006: $401,464); and (iii) lease operating expenses of $62,900 (2006: $51,800).

General and administrative expenses incurred for the nine months ended September 30, 2007 decreased primarily due to a decrease in salaries and consulting fees as compared to the same period in 2006.

Depreciation and depletion of oil and gas properties decreased by $6,291 for the nine months ended September 30, 2007 primarily due to an increase in gas production (1,068 Mcf) offset by a decrease in oil production (331 bbl).

Our lease operating expenses increased by $11,100 during the nine months ended September 30, 2007 primarily attributable to an increase in compressor rental.

Interest expense of $22,771 (2006: $25,676) also decreased for the nine months ended September 30, 2007 relating to advances for production revenues pertaining to the Reece and Wild Tree working interests in the Wilson properties, which was off-set by a decrease in interest expense on long-term debt.

Three-Month Period Ended September 30, 2007 Compared to Three-Month Period Ended September 30, 2006

Our net loss for the three month period ended September 30, 2007 was $45,273 compared to a net loss of $105,234 for the three month period ended September 30, 2006 (a decrease of $59,961). For the three month period ended September 30, 2007, we generated revenue of $94,510 compared to revenue of $118,754 generated for the three month period ended September 30, 2006 (a decrease of $24,244). The decrease in revenues for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 was affected by the decrease in volume and price we received for the sale of our gas and oil production.

For the three month period ended September 30, 2007, we incurred operating expenses of $135,931 compared to $213,469 incurred for the three month period ended September 30, 2006 (a decrease of $77,538). These operating expenses incurred for the three month period ended September 30, 2007 consisted of: (i) general and administrative expense of $89,216 (2006: $170,145); (ii) depreciation and depletion of $17,645 (2006: $25,096); and (iii) lease operating expenses of $29,070 (2006: $18,228).

Interest expense of $3,852 (2006: $10,519) decreased for the three month period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2007

At September 30, 2007, our current assets were $14,080 and our current liabilities were $247,125, which resulted in a working capital deficiency of $233,045.

Our working capital deficiency to date has been funded by advances from Samurai Operating Company, a related party.

Cash Flows

During the nine months ended September 30, 2007, net cash increased to $10,468 consisting of $182,634 provided by financing activities offset by $135,099 used in operations and $37,067 used in investing activities.

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the nine months ended September 30, 2007 was affected by a reduction in accounts payable related to joint interest billings and other payables of $63,603 and the release of current assets and liabilities related to the sale of ECCO Biofuels, Inc. .  Comparatively, the nine months ended September 30, 2006 was affected primarily by accounts payable of $102,148.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2007 included assets purchased by  Ecco Biofuels, Inc.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. For the nine months ended September 30, 2007, net cash flows provided by financing activities was $182,634 pertaining to net advances of $154,000 from related parties, offset by payments of $60,226 on long term debt.  Comparatively, net cash flows provided by financing activities were $9,380 for the nine months ended September 30, 2006, pertaining primarily to proceeds received from the sale of our common stock $90,000 offset by payments of $60,878 on long term debt, purchase and cancellation of common stock of $37,000 and $1,502 for payments made on a capital lease obligation.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Jamie Melancon, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2007. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Vise concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                      Legal Proceedings.

As of the date of this Quarterly Report, we are not a party to any litigation.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the provisions of the Agreement, we paid to the Sellers consideration in the amount of $5,000,000 payable by the issuance of 1,000,000 shares of our Series B Preferred Stock in October 2007.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

On approximately September 30, 2007, we filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series B Convertible Preferred Stock designating 1,000,000 shares of the 10,000,000 shares of authorized preferred stock as Series B Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series B Preferred Stock had been authorized by our Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A Preferred Stock. So long as any Series B Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series B Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series B Preferred Stock. The holders of the outstanding shares of Series B Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series B Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series B Preferred Stock (the “Liquidation Amount”). Lastly, in addition to the rights discussed above of the holders of the Series B Preferred Stock, at any time after June 15, 2008 and provided a triggering event has occurred, each holder of Series B Preferred Stock shall have the right at such holder’s option to require us to redeem for cash all or a portion of such holder’s shares of Series B Preferred Stock at a price per share equal to the Liquidation Amount. A “triggering event” shall mean that the wells owned or operated by the Limited Partnership have generated an aggregate of 1,500,000,000 cubic feet of natural gas.

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

ECCO ENERGY CORP.

Date: November 14, 2007	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title: President and CEO

Date: November 14, 2007	By:	/s/ Jamie Melancon
Jamie Melancon
Title: Controller