Form 10KSB
ECCO Energy Corp.
filed 2008-04-15
CIK 847416

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

 [ Ö  ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File No. 000-51656

ECCO ENERGY CORP.
                                                  www (Exact name of registrant as specified in its charter)

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

The issuer’s total revenues for the year ended December 31, 2007 were $434,245.

Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class                                                                           Outstanding as of March 6, 2007
Common Stock, $0.001 par value                                                                                                                     9,374,753

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

Available Information

ECCO Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

ITEM 1, DESCRIPTION OF BUSINESS

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

ECCO Biofuels, Inc.

ECCO Biofuels, Inc. ("ECCO Biofuels") was our wholly-owned subsidiary and was formed to offer plant operators the option of financing 100% of the construction of biodiesel plants.  On June 27, 2007, we entered into that certain letter of intent (the “Letter of Intent”) with Saber Energy Corp., a Texas corporation (“Saber Energy”) a privately held company, pursuant to which we would sell all of the total issued and outstanding shares of ECCO Biofuels. After completion of satisfactory due diligence and conditions precedent, we entered into a stock purchase agreement dated June 29, 2007 (the “Stock Purchase Agreement”). In accordance with the terms and provisions of the Stock Purchase Agreement: (i) we agreed to sell 1,000 shares of the common stock of ECCO Biofuels, which comprises all of the total issued and outstanding shares of ECCO Biofuels; and (ii) Saber Energy agreed to issue to us an aggregate of 250,000 shares of restricted common stock of Saber Energy and to assume all of the liabilities of ECCO Biofuels. As of the date of this Annual Report, we hold of record the 250,000 shares of common stock of Saber Energy.

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

OIL AND GAS PROPERTIES

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

Samurai Corporation – Wilson Properties

On December 31, 2007, ECCO acquired an 11% interest from Samurai Energy, LLC.  The Samurai Corp. Assets were purchased by us on December 31, 2007 with a promissory note in the principal amount of $100,000 payable in one lump sum payment on or before December 31, 2008 with interest at the rate of 10% per annum.  Prior to the transaction, we owned 89% of working interest of the same property. The principal owner of Samurai Corporation is Sam Skipper, the CEO of ECCO Energy.

As of the date of this Annual Report, our total working interest in the Wilson properties is now 100%.

Louisiana Shelf Partners LP

On September 28, 2007 we executed an agreement pursuant to which we acquired all of the assets of Louisiana Shelf Partners LP, a Delaware limited partnership (“Louisiana Shelf Partners”), for $5,000,000 by issuing to the General Partner and limited partners of Louisiana Shelf Partners, 1,000,000 of Convertible Preferred Series B stock, convertible into our restricted common stock at 1 common share per share of Convertible Preferred Series B Stock. Louisiana Shelf Partners owned Louisiana State Lease Number 17742 in Block 4, covering 600 acres in East Cameron Area in Cameron Parish Louisiana.  The property consists of two wells:  the #1 well, proved developed non-producing (PDNP), and the #2 well, which is a proved undeveloped location (PUD).  The #1 well is not connected to any platform or other pipeline and is currently not in production.  We are currently in negotiations to complete the platform.  See “Part II. Item 5 Market for Common Equity, Related Stockholder Matters and Recent Sale of Unregistered Securities – Recent Sales of Unregistered Securities.”

Bateman Lake, St. Mary Parish, Louisiana

On approximately December 1, 2007, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Old Jersey Oil Ventures LLC, a New Jersey limited liability company (“Old Jersey”) and Eugene A. Noser, Jr. (“Noser”), who holds of record 100% of the total issued and outstanding interests in Old Jersey (the “Membership Interest”), regarding our acquisition of Old Jersey. In accordance with the terms and provisions of the Share Exchange Agreement, we shall acquire from Noser all of his right, title and interest in and to the Membership Interest in exchange for the issuance of 600,000 shares of our Series C Preferred Stock and 303,936 shares of the Company’s Series D Preferred Stock.

Old Jersey together with the Moffat Group is the holder of approximately $5,900,000.00 in notes (the “Debt”) payable by VTEX Energy, Inc., a Nevada corporation (“VTEX”), relating to that certain oil, gas and mineral lease no. 1337 located in the State of Louisiana (the “Bateman Lake Field”). Therefore, on January 11, 2008, we entered into an assignment of oil, gas and mineral lease (the “VTEX Assignment”) with VTEX pursuant to which VTEX assigned to us all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field in exchange for $1,000.00. Thus, we held 100% of the right, title and interest in and to lease no. 1337 on the Bateman Lake Field. We also acquired the Debt payable by VTEX to Old Jersey as a result of consummation of the Share Exchange Agreement.

Simultaneously, we entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (IOG), concerning the right, title and interest of the Company in lease no. 1337 on the Bateman Lake Field. In accordance with the terms and provisions of the Farmout Agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. In accordance with the further terms and provisions of the Farmout Agreement: (i) with regards to well nos. 4, 11, 21 and 26 (the “Partnership Wells”), we shall receive a 5% carried interest to the tanks until 120% of payout, at which time such carried interest shall convert to a 25% net profit interest and we shall receive a 25% working interest; (ii) with regards to well nos. 9 and 19 formerly operated by VTEX (the “Partnership Retained Wells”), we shall retain ownership in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas to which IOG shall have no rights; (iii) with regards to other workover wells, we shall be carried to the tanks to the extent of a 5% working interest in workover operations until 125% of payout and upon 125% of payout, we may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; (iv) with regards to other sidetrack wells, we shall be carried to the tanks to the extent of a 5% working interest in sidetrack operations until 150% of payout and upon 150% of payout, we may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; and (v) we shall receive a 25% working interest upon reaching 150% of payout of all costs related to the first three new drill wells.

Upon consummation of the Farmout Agreement: (i) IOG paid an aggregate $750,000 relating to the Debt to us; (ii) we caused the cancellation of the Debt and any other liens on lease no. 1337; and (iii) we entered into an assignment dated January 11, 2008 (the “Company Assignment”) with IOG pursuant to which we assigned to IOG all of our right, title and interest in and to lease no. 1337 on the Bateman Lake Field. It is our intent that the Series C and D Preferred Stock shall be redeemed out of future earnings generated from lease no. 1337 on the Bateman Lake Field.  See “Part II. Item 5 Market for Common Equity, Related Stockholder Matters and Recent Sale of Unregistered Securities – Recent Sales of Unregistered Securities.”

There are currently no producing wells on this concession.

Wilson Lease

On July 12, 2006, as part of the merger described above, ECCE acquired through the merger of ECCO an additional 32% working interest in oil and gas producing properties located in Nueces County, Texas.
A description of the lease and properties is as follows:

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

We completed the workovers during December 2005 and, as of the date of this Annual Report, continue to allow the Wells to to produce at their current production levels.

On August 1, 2007, we purchased a 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from Ronald E. Reece M.D. Revocable Trust of 2000 as outlined in the Assignment, Conveyance and Bill of Sale (the Agreement) dated August 1, 2007 with an effective date of February 1, 2006 for the issuance of 141,750 shares of our restricted common stock valued at $36,855 based on a share price of $.26 and a promissory note in the principal amount of $205,548 payable in one lump sum payment on or before July 31, 2008 and interest at the rate of seven (7%) per annum payable in monthly installments on the last day of each month with the first installment due on August 31, 2007. See “Part II. Item 5. Market for Common Equity, Related Stockholder Matters and Recent Sales of Unregistered Securities.”

The net working interest revenue on the 20% working interest purchased from Ronald E. Reece M.D. Revocable Trust of 2000 from the effective date to the closing date in the amount of $166,084 reduces the cost basis, whereas, the asset retirement obligation of $12,337 at the closing date increases the cost basis resulting in a net acquisition basis for the property of $88,656.

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

Comprehensive Environmental Response, Compensation and Liability

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liabilities for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

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

MATERIAL AGREEMENTS

We are not party to any material agreements other than those described above.

EMPLOYEES

Samuel Skipper is our President and Chief Executive Officer and N. Wilson Thomas is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services may be provided by outsourcing and consultants and special purpose contracts. We currently employ four persons on a full time basis and contract with approximately two individuals for ongoing services provided to us.

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

Risks Related to the Oil and Gas Industry

We will need to obtain additional financing to complete further exploration.

We will require significant additional financing in order to continue our exploration, development and production activities and our assessment of the commercial viability of our properties. Furthermore, if the costs of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. Although we have generated revenue from operations, we are experiencing a negative cash flow. Accordingly, the only other sources of funds presently available to us may be through the sale of equity or through debt financing. It is possible that debt financing may not be an alternative to us. Alternatively, we may finance our business by offering an interest in prospective oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our business activities and our assessment of the commercial viability of our properties. Further, if we are able to establish that development of our properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our properties into production and recover our investment.

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

              We are a new entrant into the oil and gas exploration and development industry without a profitable operating history.

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface fractures; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. 1(xi) weather related events such as hurricanes can cause disruption of deliveries or destruction of producing facilities, either on or off shore.  Such damage may be to our facilities or to facilities operated by other companies needed for the delivery of our production.

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
We currently maintain commercial general liability and related types of insurance coverage on the recently acquired Louisiana Shelf well.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Samuel Skipper, our Chief Executive Officer, and N. Wilson Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

Risks Related to Our Common and Preferred Stock

Sales of a substantial number of shares of our common stock into the public market by stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 9,374,753 shares of common stock issued and outstanding, 100,000 of our Series A Convertible Preferred stock issued and outstanding , 1,000,000 or our Series B Convertible Preferred stock issued and outstanding, 660,000 of our Series C Convertible Preferred stock issued and outstanding, and 303,936 of our Series D Convertible Preferred stock. As of the date of this Annual Report, there are 6,144,183 outstanding shares of our common stock and 2,063,936 outstanding shares of our Convertible Preferred stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.  In the event that any of the Convertible Preferred shares of stock are converted into shares of common stock, such shares may be available for immediate resale which could have an adverse effect on the price of our common stock.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal office space located at 3315 Marquart St, Ste. 206, Houston, Texas 77027 on a month to month basis, which lease is cancelable with a thirty day notice. We also leased office space in Corpus Christi on a month to month basis through September, 2007.  During fiscal year ended December 31, 2007, aggregate rent expense was $26,871.68. The office space cost in Houston is $1,988 per month.  The building at Marquart Street is partially owned by our CEO, Sam Skipper.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2007, there were no matters submitted to a vote by our security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND RECENT SALE OF
        UNREGISTERED SECURITIES

Subsequent to consummation of the Merger Agreement, our shares of common stock traded on the Pink Sheets under the symbol: ECCE.PK”. Effective March 14, 2007, our shares of common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol: ECCE.OB”. The market for our common stock is and will be limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as compiled by Pink Sheets LLC. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2007	$1.58	$ .30
September 30, 2007	$ .45	$ .26
June 30, 2007	$ .59	$ .15
March 31, 2007	$1.04	$ .15
December 31, 2006	$1.04	$ .10
September 30, 2006	$2.50	$1.04

As of March 1, 2008, we had 233 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we have one equity compensation plan titled the 2005 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Awards Plan (the “Plan”).  On December 14, 2005, our Board of Directors approved and adopted the Plan. The Plan provides for the issuance of 100,000 shares of common stock, warrants, options, preferred stock or any combination thereof. The shares subject to the Plan shall consist of authorized but unissued shares of common stock and such number of shares shall be and reserved for sale for such purpose.

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

As of the date of this Quarterly Report, we have not granted any options under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2006, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Common Stock

During third quarter 2007, we issued an additional 141,750 shares and 110,000 shares to Ronald E. Reece M.D. in connection with the purchase of the 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from Ronald E. Reece M.D. Revocable Trust of 2000 as outlined in the Agreement. The securities were issued in reliance on Section 4(2) of the Securities Act. The securities issued have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

During fourth quarter of 2007, we offered and issued 75,000 shares of our restricted common stock to an investor for aggregate proceeds of $30,000. The offering was completed in reliance on Regulation D of the Securities Act. Sales were made to only one U.S. resident. The shares were not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

Preferred Stock

Convertible Series B Preferred Stock

On September 28, 2007 we executed an agreement pursuant to which we acquired all of the assets of Louisiana Shelf Partners for $5,000,000 by issuing to the General Partner and limited partners of Louisiana Shelf Partners, 1,000,000 of Convertible Preferred Series B stock, convertible into our restricted common stock at 1 common share per share of Convertible Preferred Series B Stock. On approximately September 30, 2007, we filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series B Convertible Preferred Stock designating 1,000,000 shares of the 10,000,000 shares of authorized preferred stock as Series B Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series B Preferred Stock had been authorized by our Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A Preferred Stock. So long as any Series B Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series B Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series B Preferred Stock. The holders of the outstanding shares of Series B Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series B Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series B Preferred Stock (the “Liquidation Amount”). Lastly, in addition to the rights discussed above of the holders of the Series B Preferred Stock, at any time after June 15, 2008 and provided a triggering event has occurred, each holder of Series B Preferred Stock shall have the right at such holder’s option to require us to redeem for cash all or a portion of such holder’s shares of Series B Preferred Stock at a price per share equal to the Liquidation Amount. A “triggering event” shall mean that the wells owned or operated by the Limited Partnership have generated an aggregate of 1,500,000,000 cubic feet of natural gas.

Convertible Series C and D Preferred Stock

On approximately December 1, 2007, we entered into the Share Exchange Agreement with Old Jersey and Noser, who holds of record 100% of the total issued and outstanding interests in Old Jersey (the “Membership Interest”), regarding our acquisition of Old Jersey. In accordance with the terms and provisions of the Share Exchange Agreement, we shall acquire from Noser all of his right, title and interest in and to the Membership Interest in exchange for the issuance of 600,000 shares of our Series C Preferred Stock and 303,936 shares of the Company’s Series D Preferred Stock.

On approximately March 27, 2008, we filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series C Convertible Preferred Stock designating 660,000 shares of the 10,000,000 shares of authorized preferred stock as Series C Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series C Preferred Stock had been authorized by our Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A or B Preferred Stocks. So long as any Series C Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series C Preferred Stock. The holders of the outstanding shares of Series C Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series C Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series C Preferred Stock (the “Liquidation Amount).

On approximately March 27, 2008, we filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series D Convertible Preferred Stock designating 303,396 shares of the 10,000,000 shares of authorized preferred stock as Series D Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series C Preferred Stock had been authorized by our Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A or B or C Preferred Stocks. So long as any Series D Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series D Preferred Stock. The holders of the outstanding shares of Series D Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B or C Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series D Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B or C Preferred Stock have been made in an amount per share of Series B or C Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series D Preferred Stock (the “Liquidation Amount).

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2007 and 2006, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

PENDING ACQUISITIONS AND FUNDING

On February 14, 2008, ECCO Energy purchased an additional 25% of the working interest in Louisiana Shelf East
 Cameron Block 4, bringing the total working interest owned by ECCO to 100%.  The purchase was approved in December by the trustee, and  received final approval in February by the court, whereupon the interest was purchased from the
Trustee of the United States Bankruptcy Court.

ECCO Energy entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (IOG), concerning the right, title and interest of the Company in lease no. 1337 on the Bateman Lake Field. In accordance with the terms and provisions of the Farmout Agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. In accordance with the further terms and provisions of the Farmout Agreement: (i) with regards to well nos. 4, 11, 21 and 26 (the “Partnership Wells”), the Company shall receive a 5% carried interest to the tanks until 120% of payout, at which time such carried interest shall convert to a 25% net profit interest and the Company shall receive a 25% working interest; (ii) with regards to well nos. 9 and 19 formerly operated by VTEX (the “Partnership Retained Wells”), the Company shall retain ownership in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas to which IOG shall have no rights; (iii) with regards to other workover wells, the Company shall be carried to the tanks to the extent of a 5% working interest in workover operations until 125% of payout and upon 125% of payout, the Company may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; (iv) with regards to other sidetrack wells, the Company shall be carried to the tanks to the extent of a 5% working interest in sidetrack operations until 150% of payout and upon 150% of payout, the Company may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; and (v) the Company shall receive a 25% working interest upon reaching 150% of payout of all costs related to the first three new drill wells.

Upon consummation of the Farmout Agreement: (i) IOG paid an aggregate $750,000 relating to the Debt to the Company; (ii) the Company caused the cancellation of the Debt and any other liens on lease no. 1337; and (iii) the Company entered into an assignment dated January 11, 2008 (the “Company Assignment”) with IOG pursuant to which the Company assigned to IOG all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field. It is the Company’s intent that the Series C and D Preferred Stock shall be redeem out of future earnings generated from lease no. 1337 on the Bateman Lake Field.

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

MATERIAL COMMITMENTS

As noted in the December 31, 2006 Annual Report, we had a material commitment for fiscal year ended December 31, 2007, which consists of a promissory note payable to a related party in the principal amount of $155,000 (the “Promissory Note”). The terms of the Promissory Note required us to make monthly payments of $7,150, including principal and interest at 10% per annum. The unsecured Promissory Note was paid in full before December 7, 2007.

As noted in the December 31, 2006 Annual Report, we have a promissory note payable to the Reece Revocable Trust in the principal amount of $205,548 payable in one lump sum payment on or before July 31, 2008 with interest accruing at the rate of 7% per annum payable in monthly installments on the last day of each month, with the first payment made on August 31, 2007.

During fiscal year 2008, we have certain short-term unsecured debt aggregating approximately $500,000 payable to certain creditors. In general, the terms include interest at the rate of 10% per annum with monthly payments of principal and interest.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Samuel Skipper	48	President, Chief Executive Officer and a Director
N. Wilson Thomas	53	Chief Financial Officer

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

N. Wilson Thomas was appointed C.F.O of ECCO Energy Corp., a public oil and gas company trading under the symbol (ECCE.OB) in late November 2007.  Mr. Thomas is a CPA and received a BBA from the University of Texas, Austin in 1976.  Since 2006, Mr. Thomas has worked as a CPA specializing in working with emerging companies.  Prior to 2006, he spent twenty years in the distribution industry, with sixteen of those years working for SYSCO Corporation as a CFO of a SYSCO subsidiary.  As CFO he was involved in the rapid growth of a major subsidiary, with annual sales approaching $350 million.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2007 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
Name and						Incentive	Deferred
Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Samuel Skipper,
President/CEO	2007	$60,000	$ -	$ 0	$ -	$ -	$ -	$ -	$ 60,000
John Vise,
CFO	2007	$68,850	$ -	$ -	$ -	$ -	$ -	$ -	$ 68,850

(1)This amount represents fees paid by us to the Named Executive Officer during the past year pursuant to services provided in connection with their respective position as Chief Executive Officer and Chief Financial Officer.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

DIRECTOR COMPENSATION TABLE

During fiscal year ended December 31, 2007, we did not pay any compensation to our directors for their respective position on the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 9,374,753 shares of common stock issued and outstanding.

Name and Address	Amount and nature of		Percentage of
of Beneficial Owner (1)	Beneficial Ownership (1)		Beneficial Ownership
Directors and Officers:
Samuel Skipper
3315 Marquart St, Ste. 206
Houston, TX 77027	5,120,499	(2)	56.59%

John Vise
14231 Kellywood
Houston, TX 77079	90,000		*

All executive officers and directors
as a group (2 persons)	5,210,499		57.58%
Major Shareholders:
Richard A. Bobigian
15907 Chilton Circle
Spring, TX 77379	1,180,998	(3)	13.05%

    *Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 9,374,753 shares issued and outstanding.

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

(3)
 This figure includes: (i) 125,000 shares of common stock held of record by Mr. Bobigian; and (ii) 1,080,999 shares of common stock held of record by RAB Ventures, Inc., of which Mr. Bobigian is the sole director and president and has sole dispositive and voting power over the 1,080,999 shares.

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

SAMURAI OPERATING COMPANY LLC

Samurai Operating Company L.L.C., a related party, is the operator of the properties and provides production, engineering and maintenance services. Accordingly, Samurai Operating Company L.L.C. charged an operating fee for its services of $28,800 and $16,560 in 2007 and 2006, respectively.

ITEM 13. EXHIBITS
The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)
3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)
3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate (1)
4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2000. (2)
4.4	Assignment, Conveyance and Bill of Sale with respect to 37% working interest in the Wilson Wells. (3)
10.1	2005 Directors, Officers and Consultants Stock Option, Stock Warrants and Stock Awards Plan. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 7, 2005.

(2)	Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2007.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2007, we incurred approximately $55,300 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2007 and for the review of our financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

During fiscal year ended December 31, 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

Item 15.	CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO ENERGY CORP.

Dated: April 15, 2008                                                                           By: /s/SAMUEL M. SKIPPER
                                                                                                                       Samuel M. Skipper, President/Chief
Executive Officer

Dated: April 15, 2008                                                                            By: /s/N. Wilson Thomas
            N. Wilson Thomas/Chief Financial Officer

Chief Executive Officer and Chief Financial Officer Certifications

ECCO Energy Corp.

Certifications Pursuant to Section 302 of
The Sarbanes-Oxley Act of 2002

CERTIFICATIONS

I, Samuel M. Skipper, certify that:

1.	I have reviewed this annual report on Form 10-KSB of ECCO Energy Corp.;

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

By: /s/ Samuel M. Skipper
Name:	Samuel M. Skipper
Title:	President and CEO

Date:	March 30, 2008

Chief Executive Officer and Chief Financial Officer Certifications

ECCO Energy Corp.

Certifications Pursuant to Section 302 of
The Sarbanes-Oxley Act of 2002

CERTIFICATIONS

I, N. Wilson Thomas, certify that:

1.	I have reviewed this annual report on Form 10-KSB of ECCO Energy Corp.;

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

a.
designed such disclosure and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/N. Wilson Thomas
Name:	N. Wilson Thomas
Title:	CFO

Date:	April 15, 2008

CERTIFICATION OF ANNUAL FINANCIAL REPORT

I, Samuel M. Skipper, Chairman of the Board and Chief Executive Officer of ECCO Energy Corp. hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
the Annual Report on Form 10-KSB for the period ended December 31, 2006 (the “Annual Report”) which this statement accompanies fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U>S>C> 78m or 78o(d)) and

(2)	information contained in the Annual report fairly presents, in all material respects, the financial condition and results of operations of ECCO Energy Corp.

By: /s/ Samuel M. Skipper
Name:	Samuel M. Skipper
Title:	President and CEO

Date:	April 15, 2008

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION OF ANNUAL FINANCIAL REPORT

I, N. Wilson Thomas, Chief Financial Officer of ECCO Energy Corp. hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)
the Annual Report on Form 10-KSB for the period ended December 31, 2007 (the “Annual Report”) which this statement accompanies fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U>S>C> 78m or 78o(d)) and

(4)	information contained in the Annual report fairly presents, in all material respects, the financial condition and results of operations of ECCO Energy Corp.

By: /s/N. Wilson Thomas

Name:	N. Wilson Thomas
Title:	CFO

Date:	April 15, 2008

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.