Form 10KSB/A
period 2007-12-31
ECCO Energy Corp.
filed 2008-04-23
CIK 847416

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A

 [   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File No. 000-51656

ECCO ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	87-0469497
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3315 Marquart ST, Suite 206
Houston, TX	77027
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 771-5500

Securities registered pursuant to Section 12 (b) of the Act:

NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No [    ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [  ]

The issuer’s total revenues for the year ended December 31, 2007 were $434,245.

Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding as of April 21, 2008
Common Stock, $0.001 par value	9,374,753

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
Not applicable.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

INDEX

Amendment No. 1 to Annual Report on Form 10-KSB

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

ITEM 8A. CONTROL AND PROCEDURES

ITEM 8B. OTHER INFORMATION

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STGOCKHOLDER MATTERS

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 13.EXHIBITS

ITEM 13a.CONTROLS AND PROCEDURES – ADDITIONAL INFORMATION

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

Available Information

ECCO Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB

The final closing of the Bateman Lake, St. Mary Parish, Louisiana acquisition resulted in a delay in preparing the calculations of reserves and related accounting.

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

We are currently an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided producing assets. Our principal assets are oil and gas properties, including a 100% working interest in the Wilson properties.

On March 14, 2007, our shares of common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol: ECCE.OB.  Please note that throughout this Annual Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company” or “ECCE” refers to ECCO Energy Corp.

ECCO Biofuels, Inc.

ECCO Biofuels, Inc. was our wholly-owned subsidiary and was formed to offer plant operators the option of financing 100% of the construction of biodiesel plants.  On June 27, 2007, we entered into that certain letter of intent with Saber Energy Corp., a privately held Texas corporation, pursuant to which we would sell the entire total issued and outstanding shares of ECCO Biofuels. After completion of satisfactory due diligence and conditions precedent, we entered into a stock purchase agreement dated June 29, 2007, sold all of the total issued and outstanding shares of ECCO Biofuels; and (ii) in payment, Saber Energy issued us of 250,000 shares of restricted common stock of Saber Energy and to assume all of the liabilities of ECCO Biofuels. As of the date of this Annual Report, we hold of record the 250,000 shares of common stock of Saber Energy.

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

Transfer Agent

Our transfer agent is Atlas Stock Transfer, Salt Lake City, UT.

CURRENT BUSINESS OPERATIONS

Oil and Gas

We are an oil and gas exploration and development company engaged in the exploration and development of properties in the United States. Our strategy is to acquire oil and gas properties that are thought to contain economic quantities of oil and gas and have undergone some degree of exploration but have not yet been drilled. To date, we have acquired interests in 330 gross acres of located in the State of Texas. These properties are producing.   We have also acquired non producing properties, specifically Louisiana State Lease Number 17742 in Block 4, covering 600 acres in East Cameron Area in Cameron Parish Louisiana.  This property was acquired from Louisiana Shelf Partners, LLP.  We also acquired  oil, gas and mineral lease no. 1337 located in the State of Louisiana (the “Bateman Lake Field”), from VTEX Energy, Corp.  We are working to bring both properties online during 2008.

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

OIL AND GAS PROPERTIES

Wilson Properties Lease – Nueces County, Texas

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

Wild Tree Enterprises – Wilson Properties
On August 1, 2007, we entered into a mutual release with Dr. Harold Crook and Wild Tree Enterprises (collectively, “Wild Tree”). In accordance with the terms and provisions of the Release: (i) Wild Tree agreed to allow us to retain our 11% net working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from February 1, 2006 to June 30, 2007; (ii) Wild Tree agreed to allow us to retain the proceeds received by us from our 11% net working interest in the approximate amount of $91,346; (iii) we agreed to issue to Wild Tree an aggregate of 110,000 shares of our restricted Common Stock; and (iv) we and Wild Tree agreed to mutually release one another from any and all past claims, demands, obligations, actions, cause of action, rights, damages of any nature

Ron Reece Revocable Trust – Wilson Properties
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

Louisiana Shelf Partners LP, Louisiana

On September 28, 2007 we executed an agreement pursuant to which we acquired all of the assets of Louisiana Shelf Partners LP, a Delaware limited partnership, for $5,000,000 by issuing to the General Partner and limited partners of Louisiana Shelf Partners, 1,000,000 of Convertible Preferred Series B stock, convertible into our restricted common stock at 1 common share per share of Convertible Preferred Series B Stock. Louisiana Shelf Partners owned Louisiana State Lease Number 17742 in Block 4, covering 600 acres in East Cameron Area in Cameron Parish Louisiana.  The property consists of two wells:  the #1 well, proved developed non-producing (PDNP), and the #2 well, which is a proved undeveloped location (PUD).  The #1 well is not connected to any platform or other pipeline and is currently not in production.  We are currently in negotiations to complete the platform.  See “Part II. Item 5 Market for Common Equity, Related Stockholder Matters and Recent Sale of Unregistered Securities – Recent Sales of Unregistered Securities.”

Bateman Lake, St. Mary Parish, Louisiana

On approximately December 1, 2007, we entered into a share exchange agreement with Old Jersey Oil Ventures LLC, a New Jersey limited liability company and Eugene A. Noser, Jr.,who holds of record 100% of the total issued and outstanding interests in Old Jersey, regarding our acquisition of Old Jersey. In accordance with the terms and provisions of the Share Exchange Agreement, we shall acquire from Noser all of his right, title and interest in and to the Membership Interest in exchange for the issuance of 660,000 shares of our Series C Preferred Stock and 303,936 shares of the Company’s Series D Preferred Stock.

Old Jersey, together with the Moffat Group, was the holder of approximately $5,900,000 in notes payable by VTEX Energy, Inc., a Nevada corporation, relating to that certain oil, gas and mineral lease no. 1337 located in the State of Louisiana (the “Bateman Lake Field”). Therefore, on December 1, 2007, we entered into an assignment of oil, gas and mineral lease with VTEX pursuant to which VTEX assigned to us all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field in exchange for $1,000. Thus, we held 100% of the right, title and interest in and to lease no. 1337 on the Bateman Lake Field.  We also acquired the debt payable by VTEX to Old Jersey

Simultaneously, we entered into a farmout agreement dated January 11, 2008 with an independent oil & gas corporation (IOG), concerning the right, title and interest of the Company in lease no. 1337 on the Bateman Lake Field. In accordance with the terms and provisions of the farmout agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. In accordance with the further terms and provisions of the Farmout Agreement: (i) with regards to well nos. 4, 11, 21 and 26, we shall receive a 5% carried interest to the tanks until 120% of payout, at which time such carried interest shall convert to a 25% net profit interest and we shall receive a 25% working interest; (ii) with regards to well nos. 9 and 19 formerly operated by VTEX (the “Partnership Retained Wells”), we shall retain ownership in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas to which IOG shall have no rights; (iii) with regards to other workover wells, we shall be carried to the tanks to the extent of a 5% working interest in workover operations until 125% of payout and upon 125% of payout, we may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; (iv) with regards to other sidetrack wells, we shall be carried to the tanks to the extent of a 5% working interest in sidetrack operations until 150% of payout and upon 150% of payout, we may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; and (v) we shall receive a 25% working interest upon reaching 150% of payout of all costs related to the first three new drill wells.

Upon consummation of the farmout agreement: (i) IOG agrees to pay an aggregate $750,000 relating to the Debt to us; (ii) we caused the cancellation of the Debt and any other liens on lease no. 1337; and (iii) we entered into an assignment dated January 11, 2008 with IOG pursuant to which we assigned to IOG all of our right, title and interest in and to lease no. 1337 on the Bateman Lake Field. It is our intent that the Series C and D Preferred Stock shall be redeemed out of future earnings generated from lease no. 1337 on the Bateman Lake Field.  See “Part II. Item 5 Market for Common Equity, Related Stockholder Matters and Recent Sale of Unregistered Securities – Recent Sales of Unregistered Securities.”

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

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency .Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

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

We will require significant additional financing in order to continue our exploration, development and production activities and our assessment of the commercial viability of our properties. Furthermore, if the costs of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. Although we have generated revenue from operations, we are experiencing a negative cash flow. Accordingly, the only other sources of funds presently available to us may be through the sale of equity or through debt financing. It is possible that debt financing may not be an alternative to us. Alternatively, we may finance our business by offering an interest in prospective oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions. If we are unable to obtain this additional financing, we will not be able to continue our business activities and our assessment of the commercial viability of our properties. Further, if we are able to establish that development of our properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our properties into production and recover our investment.

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

Quarter Ended	High Bid	Low Bid
December 31, 2007	$1.58	$0.30
September 30, 2007	$ .45	$.26
June 30, 2007	$ .59	$.15
March 31, 2007	$1.04	$.15
December 31, 2006	$1.04	$.10
September 30, 2006	$2.50	$1.04

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

Convertible Series C and D Preferred Stock

On approximately December 1, 2007, we entered into the Share Exchange Agreement with Old Jersey and Noser, who holds of record 100% of the total issued and outstanding interests in Old Jersey (the “Membership Interest”), regarding our acquisition of Old Jersey. In accordance with the terms and provisions of the Share Exchange Agreement, we shall acquire from Noser all of his right, title and interest in and to the Membership Interest in exchange for the issuance of 660,000 shares of our Series C Preferred Stock and 303,936 shares of the Company’s Series D Preferred Stock.

On approximately March 27, 2008, we filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series C Convertible Preferred Stock designating 660,000 shares of the 10,000,000 shares of authorized preferred stock as Series C Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series C Preferred Stock had been authorized by our Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A or B Preferred Stocks. So long as any Series C Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series C Preferred Stock. The holders of the outstanding shares of Series C Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series C Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series C Preferred Stock (the “Liquidation Amount).  See exhibit 3.13 for full disclosure information pertaining to Series D Convertible Preferred Stock.

On approximately March 27, 2008, we filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series D Convertible Preferred Stock designating 303,396 shares of the 10,000,000 shares of authorized preferred stock as Series D Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series C Preferred Stock had been authorized by our Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A or B or C Preferred Stocks. So long as any Series D Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series D Preferred Stock. The holders of the outstanding shares of Series D Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B or C Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series D Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B or C Preferred Stock have been made in an amount per share of Series B or C Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series D Preferred Stock (the “Liquidation Amount).  See exhibit 3.14 for full disclosure information pertaining to Series D Convertible Preferred Stock.

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

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Our net loss applicable to common stockholders for 2007 was ($341,155) compared to a net loss of ($234,923) during ended 2006 (a decrease of $106,232). During 2007, we generated revenue of $468,831 compared to revenue of $485,685 generated during 2006 (a decrease of $16,854). The decrease in revenues during 2007 compared to 2006 was attributable to a decline in gas and oil sales resulting from depletion of the Wilson State Track 5-2.   The net loss before the inclusion of Dividend on Preferred Stock, was ($241,155), or ($0.03) per share.  The Dividend on Preferred Stock was $100,000.

During 2007, we incurred operating expenses of $652,992 compared to $682,296 incurred during 2006 (a decrease of $29,304). These operating expenses incurred during fiscal year ended December 31, 2007 consisted of: (i) salaries and compensation expense of $218,703 (2006: $260,983); (ii) professional and consulting fees of $115,247 (2006: $170,917); (iii) depreciation and depletion of $83,064 (2006: $96,154); (iv) general and administrative expenses of $103,619 (2006: $85,304); and (v) lease operating expenses of $132,359 (2006: $68,938). Interest expense of $15,652 (2006: $38,312) decreased during 2007 due to decreased short term borrowing during the first portion of the year.

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during 2007 increased, respectively, primarily due to the increase in operating costs associated with the increased development of our oil and gas properties, related infrastructure and overall corporate activity. Accounting and audit fees of $63,423 were paid. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Depreciation and depletion of oil and gas properties decreased during 2007 primarily due to the decline in gas (23,133 mcf) and oil (1,132 bbl) production from. Interest expense also increased resulting from the long-term debt incurred in 2005 and 2007 for the purchase of our Wilson properties, as well as other debt items.

Our lease operating expenses increased, however, during fiscal year ended December 31, 2007 primarily attributable to higher compressor fees, pumping expenses, insurance and similar costs related to the production of oil and gas.

Of the $652,992 incurred as operating expenses, $128,850 of those expenses entailed compensation to our executive officers or directors. See “Item 10. Executive Compensation.”

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2007

At December 31, 2007, our current assets were $115,360 and our current liabilities were $913,087, which resulted in a working capital deficiency of ($797,727). At December 31, 2007, current assets were comprised of: cash $80,355 and receivables of $35,005.  At December 31, 2007, current liabilities were comprised of: (i) $62,770 in accounts payable-trade; (ii) $705,548 in current maturities of debt; (iii) $19,886 in accounts payable – related parties, and (iv) $124,883 in accrued expenses, including $100,000 of Dividends Payable on Preferred Stock.

At December 31, 2007, our total assets were $11,078,518 comprised of: (i) $115,360 in current assets; (ii) $11,205,572 in oil and gas properties and equipment, less accumulated depletion and depreciation of ($242,414). The increase in total assets during fiscal year ended December 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the acquisition of oil and gas properties.

At December 31, 2007, our total liabilities were $976,021 comprised of: (i) $913,087 in current liabilities; and (ii) $62,934 in asset retirement obligation. The increase in liabilities during fiscal year ended December 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in current liabilities in accounts payable – trade $43,873 and accrued expenses and short term debt $739,044.

Stockholders’ equity increased from $494,651 for fiscal year ended December 31, 2006 to $10,102,497 for fiscal year ended December 31, 2007 due to the acquisition of properties and the issuance of preferred stock.

Cash Flows from Operating Activities

During 2007, net cash increased by $78,843 consisting of ($12,061) used in operations and ($257,709) used in investing activities, which was offset by $348,613 which was the net provided by financing activities.

For 2007, net cash flows used in operating activities was ($12,061) consisting primarily of a net loss of ($241,155). Net cash flows used in operating activities was adjusted by: (i) $83,064 for the non-cash expense of depreciation, depletion and accretion; (ii) $64,374 for the increase in accounts payable-trade and ($132,609 for accounts payable – related party; (iii) $12,764 from the disposal of inventory and (iv) $34,019 increase in accounts receivable.

For 2007, net cash flow from oil and gas revenue decreased by $16,854, primarily from depletion relating to the Wilson property.

Cash Flows from Investing Activities

For 2007, net cash flows used in investing activities was ($257,709) consisting of the purchase of additional oil and gas properties in the Wilson lease.

Cash Flows from Financing Activities

We have financed some of our operations and all of our acquisitions from the issuance of equity and debt instruments. For 2007, net cash flows provided by financing activities was $348,613, compared to net cash flows used in financing activities of ($29,791) for 2006.  This amount consists of proceeds from common stock sales, $30,000, and debt issuance of $400,000. We paid off a debt of $81,387 which was outstanding at December 31, 2006.

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds and further issuances of securities and debt. Our working capital requirements are expected to increase in line with the growth of our business.

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

Upon consummation of the Farmout Agreement: (i) IOG will pay an aggregate $750,000 relating to the Debt to the Company; (ii) the Company caused the cancellation of the Debt and any other liens on lease no. 1337; and (iii) the Company entered into an assignment dated January 11, 2008 (the “Company Assignment”) with IOG pursuant to which the Company assigned to IOG all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field. It is the Company’s intent that the Series C and D Preferred Stock shall be redeem out of future earnings generated from lease no. 1337 on the Bateman Lake Field.

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

MATERIAL COMMITMENTS

As noted in the December 31, 2006 Annual Report, we had a material commitment for 2007, which consists of a promissory note payable to a related party of $155,000.  The terms of the note required us to make monthly payments of $7,150, including principal and interest at 10% per annum. The unsecured note was paid in full before December 7, 2007.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-3

Consolidated Statements of Changes in Shareholders’Equity for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6 to 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ECCO Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ECCO Energy Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of ECCO Energy Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECCO Energy Corp., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

April 22, 2008

ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 80,355	$ 1,512
Accounts Receivable	35,005	-
Total current assets	115,360	1,512

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	11,177,355	945,152
Equipment	28,217	8,039
Less accumulated depreciation and depletion	(242,414)	(164,252)
Total property and equipment	10,963,158	788,939

OTHER ASSETS
Deposits	-	2,340
TOTAL ASSETS	$ 11,078,518	$ 792,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$ 62,770	$ 18,897
Accounts payable-related parties	19,886	146,456
Accrued expenses	124,883	10,000
Current maturities of long-term debt – third parties	555,548	-
Current maturities of long-term debt - affiliates	150,000	81,387
Total current liabilities	913,087	256,740

LONG-TERM LIABILITIES
Asset retirement obligation	62,934	41,400
TOTAL LIABILITIES	976,021	298,140

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 and no shares issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 and no shares issued and outstanding	1,000	-
Series C, $.001 par value; 660,000 and no shares issued and outstanding	660	-
Series D, $.001 par value; 303,936 and no shares issued and outstanding	304	-
Common stock, $.001 par value; 75,000,000 shares authorized;
9,374,753 and 9,048,003 shares issued and outstanding	9,375	9,048
Additional paid-in-capital	10,820,933	874,223
Retained deficit	(729,875)	(388,720)
Total shareholders’ equity	10,102,497	494,651
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 11,078,518	$ 792,791

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2007	2006

REVENUE	$ 468,831	$ 485,685

OPERATING EXPENSES
Salaries and compensation expense	218,703	260,983
Professional and consulting fees	115,247	170,917
Depreciation, depletion and accretion	83,064	96,154
General and administrative expenses	103,619	85,304
Lease operating expenses	132,359	68,938
Total operating expenses	652,992	682,296

Net operating loss	(184,161)	(196,611)

OTHER INCOME (EXPENSE
Other Expenses	(41,342)	-
Interest expense	(15,652)	(38,312)

Net loss	(241,155)	(234,923)

Dividend applicable to preferred stock	(100,000)	-

Net loss applicable to common stockholders	$ (341,155)	$ (234,923)

Basic and diluted net loss per share	$ (0.04)	$ (0.03)

Weighted average shares outstanding	9,165,575	9,013,175

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, and 2006
	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Retained Deficit	Total
Balances, December 31, 2005	-	$ -	7,460,003	$ 7,460	$ 785,911	$(153,797)	$ 639,574
Stock issued for:
Cash	-	-	1,350,000	1,350	88,650	-	90,000
Services	-	-	300,000	300	9,700	-	10,000
Purchase and cancellation of
common stock	-	-	(62,000)	(62)	(36,938)	-	(37,000)

Preferred stock issued as compensation	100,000	100	-	-	26,900	-	27,000

Net loss	-	-	-	-	-	(234,923)	(234,923)

Balances, December 31, 2006	100,000	100	9,048,003	9,048	874,223	(388,720)	494,651

Capital from sale of subsidiary	-	-	-	-	19,271	-	19,271

Common shares issued -
R. Reece 20% interest	-	-	141,750	142	36,713	-	36,855

Common shares issued -
R. Reece 11% interest	-	-	110,000	110	91,236	-	91,346

Series B preferred - Louisiana
Shelf acquisition	1,000,000	1,000	-	-	4,999,000	-	5,000,000

Series C Preferred - Bateman
Lake acquisition	660,000	660	-	-	3,299,340	-	3,300,000

Series D Preferred - Bateman
Lake acquisition	303,936	304	-	-	1,519,376	-	1,519,680

Common shares issued for cash	-	-	75,000	75	29,925	-	30,000

Adjustment from R. Reece -
Wilson acquisition	-	-	-	-	(48,151)	-	(48,151)

Preferred stock dividends	-	-	-	-	-	(100,000)	(100,000)

Net Loss	-	-	-	-	-	(241,155)	(241,155)

Balances, Dec. 31, 2007	2,063,936	$ 2,064	9,374,753	$ 9,375	$10,820,933	$(729,875)	$10,102,497

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (241,155)	$ (234,923)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and accretion	83,064	96,154
Stock issued for compensation	-	27,000
Stock issued for services	-	10,000
Changes in assets and liabilities
Accounts receivable	(34,019)	-
Inventory	(12,764)	-
Prepaid expenses	-	8,544
Other assets	2,340	(390)
Accounts payable – Trade	61,374	139,014
Accounts payable – Related parties	132,609	-
Accrued liabilities	(3,510)	(5,000)
Net cash provided by (used in) operating activities	(12,061)	40,399

Cash flows from investing activities:
Acquisitions of oil and gas properties	(17,500)	-
Additions to oil and gas properties	(221,647)	(12,619)
Purchase of equipment	(18,562)	-
Net cash used in investing activities	(257,709)	(12,619)

Cash flows from financing activities:
Proceeds from sale of common stock	30,000	90,000
Purchase and cancellation of common stock	-	(37,000)
Proceeds from issuance of debt	400,000	-
Payments made on long term debt	(81,387)	(79,974)
Payments made on capital lease obligation	-	(2,817)
Net cash provided by (used in) financing activities	348,613	(29,791)
Net change in cash and cash equivalents	78,843	(2,011)
Cash and cash equivalents, at beginning of year	1,512	3,523
Cash and cash equivalents, at end of year	$ 80,355	$ 1,512

Supplemental cash flow information:
Interest paid	$ 9,613	$ 38,312

Non cash investing and financial activities:
Contributed capital from sale of subsidiary	$ 19,271	$ -
Equipment purchased on account	18,393	-
Related party payable relieved for oil and gas properties	257,430	-
Asset retirement obligations assumed for oil and gas properties	19,122	-
Debt issued for oil and gas properties	355,548	-
Preferred stock issued for oil and gas properties	9,819,680	-
Common stock issued for oil and gas properties	128,201	-
Purchase price adjustment for oil and gas acquisition	48,151	-
Preferred stock dividends	100,000	-

See summary of significant accounting policies and notes to consolidated financial statements

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

On July 12, 2006 Samurai Energy Corp., a Delaware corporation, ECCO Energy Corp., a Nevada corporation (“ECCO”), and SEI Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of Samurai (“Samurai Sub”) completed the transactions contemplated by the Agreement and Plan of Merger (“Agreement”), dated June 30, 2006. Samurai Sub merged with and into ECCO. As a result of the Merger, each three shares of ECCO common stock issued and outstanding converted into the right to receive one Samurai common share, the separate corporate existence of Samurai Sub ceased, and ECCO was the surviving corporation in the Merger. Samurai issued 1,415,999 shares to ECCO shareholders.  After completion of the transaction, ECCO became a wholly-owned subsidiary of Samurai and Samurai merged with and into ECCO, for the sole purpose of reincorporating into Nevada. On August 28, 2006, the reincorporation became effective resulting in Samurai continuing its corporate existence in Nevada under the name ECCO Energy Corp.

The acquisition has been accounted for as a business combination between entities under common control similar to a pooling of interests. Prior to the merger, Samurai and ECCO were controlled by the same management group and had certain common ownership interests in their respective common stock. Therefore, ECCE recorded the acquisition of ECCO at the carrying value of the assets acquired with no adjustment for the fair value of the assets acquired.  After the merger on July 12, 2006, ECCE had a 69% working interest in the E.C. Wilson and Wilson State Tract Leases.  In August, 2007 ECCO increased its working interest in the Wilson Lease to 89%, and in December, 2007, the working interest was increased to 100%.

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

Oil and Gas Properties
The Company accounts for its oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. In accordance with Staff Accounting Bulletin Topic 12.D.3.c., the Company utilizes the prices in effect on a date subsequent to the end of a reporting period in which the full cost ceiling limitation was exceeded at the end of a reporting period.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

Revenue and Cost Recognition

ECCE uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which ECCE is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Concentrations

Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2006, approximately 89% of oil and gas revenues were attributable to one customer. ECCE performs ongoing credit evaluations of its customers and, generally, requires no collateral. ECCE is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables. Substantially all receivables were collected shortly after December 31, 2007. Receivables from Samurai Operating Company LLC at December 31, 2007 and 2006 are reflected as a component of Accounts Payable-related party.

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

    New Accounting Standards

 We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.        GOING CONCERN

 As shown in the accompanying financial statements, we incurred net losses applicable to common shareholders of $341,155 and $234,923 for 2007 and 2006, respectively. In addition, we had an accumulated deficit of $729,875 and a working capital deficit of $797,727 as of December 31, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to raise additional capital through the farmout of oil and gas properties. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.       INCOME TAXES

As of December 31, 2007 and 2006 the Company had substantial net operating losses.  Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded.  Book and tax differences are not required to be recorded when the consequences of these differences might not be realized.  The substantial net operating losses will expire over the next 5 to 15 years.  The net operating losses may or may not be realized which will be dependent on future earnings, which are currently uncertain. All deferred tax assets are fully reserved.

4.       LONG AND SHORT TERM DEBT
A-RELATED PARTY

Note Payable 1 is from Samurai Energy LLC, a company controlled by ECCE’s President, and consisted of the following at December 31, 2007 and 2006:

	2007	2006

Promissory note to a related party- payable in monthly payments of $7,150 including principal and interest at 10% due December 7, 2007; unsecured	$ -	$ 81,387

Note Payable 1 was paid in full in December, 2007.

Note Payable 2 is also from Samurai Energy LLC; a company controlled by ECCE’s President, and consisted of the following at December 31, 2007 and 2006

	2007	2006

Promissory note to a related party- payable in lump sum including principal and interest at 10% due November 30, 2008; unsecured	$ 100,000	$ -

Note Payable 3 is from Rick Bobigan, a significant investor in ECCO Energy:

	2007	2006

Promissory note to a related party- Payable in lump sum including principal and interest at 10% due May 13, 2008; unsecured	$ 50,000	$ -

             B- NON RELATED PARTIES

Note Payable 4 is from Ray Nesbitt, and includes the issue of 30,000 warrants, convertible to purchase ECCO common stock at $1.00 per share for 24 months.  ECCO, at its option, may extend the note for 180 day by issuing the lender 5,000 additional negotiable warrants convertible at $1.00 for 24 months.  The fair value of the warrants is immaterial.

	2007	2006

Promissory note to a non-related party- Payable in total plus accrued interest of 12% due February 16, 2008; secured by Oil and Gas Mineral lease Wilson Field. See Wilson Field for detail.	$ 300,000	$ -

Note Payable 5 is from Bamco Gas, LLC; and relates to the purchase of Louisiana Shelf LLC.

	2007	2006

Promissory note to a non-related party- Payable in total plus accrued interest of 6% due June 26, 2008; not secured.	$ 25,000	$ -

Note Payable 6 is from Louisiana X Investors, LLC; and relates to the purchase of Louisiana Shelf LLC.

	2007	2006

Promissory note to a non-related party- Payable in total plus accrued interest of 6% due June 26, 2008; not secured.	$ 25,000	$ -

Note payable 7 is form Ronald E. Reece Revocable Trust of 2000 with an interest rate of 7% per annum and payable each month and with the principle balance due July 31, 2008.  The notes balance was $205,548 at December 31, 2007 and none at December 31, 2006.
5.       ASSET RETIREMENT OBLIGATION

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The Company adopted this new standard beginning January 1, 2003. SFAS 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Upon adoption, the Company recorded an asset retirement obligation to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells. The Company estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred.

	2007	2006
ARO Liability December 31,	$41,400	$22,200
Wilson Property Purchase	12,337
Wilson Property Purchase	6,785	17,900
ARO Accretion Expense	2,412	1,300
ARO December 31, 2007	$62,934	$41,400

6.       PREFERRED STOCK

Convertible Preferred A:     100,000   shares outstanding
Convertible Preferred B:  1,000,000   shares outstanding
Convertible Preferred C:     660,000   shares outstanding
Convertible Preferred D:     303,936   shares outstanding

On July 17, 2006, in connection with the merger, ECCE issued 100,000 shares of preferred stock to Samuel M. Skipper, a preferred shareholder of ECCO and Chief Executive Officer of ECCE.  The preferred stock of ECCO was valued at $27,000 and recorded as compensation expense.  The preferred stock is entitled to the number of votes equal to all votes of other security holders plus one vote. As a result, Mr. Skipper has voting control of ECCO.

On September 30, 2007, we designated 1,000,000 shares of the 10,000,000 shares of authorized preferred stock as Series B Preferred Stock, with an initial value of $5.00. The Series B Preferred Stock is a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A Preferred Stock. So long as any Series B Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series B Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series B Preferred Stock. The holders of the outstanding shares of Series B Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series B Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series B Preferred Stock .  Lastly, in addition to the rights discussed above of the holders of the Series B Preferred Stock, at any time after June 15, 2008 and provided a triggering event has occurred, each holder of Series B Preferred Stock shall have the right at such holder’s option to require us to redeem for cash all or a portion of such holder’s shares of Series B Preferred Stock at a price per share equal to the Liquidation Amount. A “triggering event” shall mean that the wells owned or operated by the Limited Partnership have generated an aggregate of 1,500,000,000 cubic feet of natural gas.

On March 27, 2008, we designated 660,000 shares of authorized preferred stock as Series C Preferred Stock, with an initial value of $5.00. The Series C Preferred Stock is a new series of preferred stock, which ranks on parity with the Series B Preferred Stock. So long as any Series C Preferred Stock is outstanding, the Company is prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series C Preferred Stock. The holders of the outstanding shares of Series C Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of a liquidation, dissolution or winding up of the Company, the holder of shares of Series C Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of common stock or any other stock of the Company ranking junior to the Series C Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series C Preferred Stock have been made in an amount per share of Series C Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series C Preferred Stock ..  Lastly, upon occurrence of a triggering event (defined as the date when the cumulative market value of production from the property sold or utilized off the premises (after deducting severance, ad valorem and production taxes paid by the Company, plus any royalties, overriding royalties, production payments and similar lease burdens) shall equal the Company’s actual cost of drilling, testing and completing the wells located on the property (including the actual cost of any reworking, deepening or plugging back), plus 100% of the actual cost of operating the well during the payout period), the Company shall have the obligation to redeem on a pro-rata basis for cash in an amount equal to 50.0% of the net proceeds received by the Company from production of the property, all or a portion of the holder’s shares of Series C Preferred Stock at a price per share equal to the liquidation amount. Liquidation amount is generally defined as that amount equal to 100% of the Initial Value plus accrued but unpaid dividends.

On March 27, 2008, the Company we designated 303,936 shares of authorized preferred stock as Series D Preferred Stock, with an initial value of $5.00. The Series D Preferred Stock had been authorized by the Board of Directors of the Corporation as a new series of preferred stock, which ranks on parity with the Series B and Series C Preferred Stock. So long as any Series B or Series C Preferred Stock is outstanding, the Company is prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series D Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series D Preferred Stock. The holders of the outstanding shares of Series D Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of a liquidation, dissolution or winding up of the Company, the holder of shares of Series D Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of common stock or any other stock of the Company ranking junior to the Series B or Series C Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B or Series C Preferred Stock have been made in an amount per share of Series B or Series C Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series B or Series C Preferred Stock. Lastly, upon occurrence of a triggering event (defined as the date on which the Company first received proceeds), the Company shall have the obligation to redeem on a pro-rata basis for cash in an amount equal to 29.70% of all proceeds received by the Company under the provisions of the Farmout Agreement, all or a portion of the holder’s shares of Series D Preferred Stock at a price per share equal to the liquidation amount. Liquidation amount is generally defined as that amount equal to 100% of the Initial Value plus accrued but unpaid dividends.

7.       COMMON STOCK -

During third quarter 2007, we issued an additional 141,750 shares to Ronald E. Reece M.D. in connection with the purchase of the 20% working interest in the E.C. Wilson and Wilson State Tract Leases.   We issued another 110,000 shares to Ronald E. Reece, M.D., in connection with the purchase of the 11% interest in the same property.  See Note 8A.

During fourth quarter of 2007, we sold 75,000 common shares to an investor for of $30,000.

8.       ACQUISITIONS AND DISPOSITIONS DURING THE YEAR

The following acquisitions were made during the year.

A.	Acquisition of 20% Interest in Wilson Properties.

 On August 1, 2007, ECCE purchased a 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from Ronald E. Reece M.D. Revocable Trust of 2000 with an effective date of February 1, 2006 in exchange for the issuance of 141,750 common shares valued at $36,855 based on a share price of $.26 and a note in the for $205,548 with interest at 7% per annum and payable in monthly installments on the last day of each month beginning on August 31, 2007.

The results of the acquisition are included in the consolidated financial statements from the date of the acquisition.  Unaudited pro forma operating results for the Wilson Property acquired by ECCO are as follows:

	Year ended December 31,
	2007	2006

Revenue	545,397	637,454

Net Loss	(297,965)	(141,758)

Net Loss per common share	.03	.01

The preliminary purchase price allocation of the assets acquired on August 1, 2007 is as follows:

Assets
Oil and gas properties	$106,156

Liabilities and equity
Asset retirement obligation	$(12,337)

B.	Acquisition of 11% Interest in Wilson Properties, December 2007.
ECCE purchased the remaining 11% of the Wilson tract working interest, giving it 100% of the working interest,  for $100,000 owed Samurai Corp, due on December 1, 2008 with annual interest of 10%. The principal owner of Samurai Corporation is Sam Skipper, the CEO of ECCE. The transaction is accounted for at historical book value as the transaction is between entities under common control.
As this transaction was at the end of 2007, the following pro forma operating results are assuming the acquisition occurred at January 1, 2007:

	Years ended December 31,
	2007	2006
Revenue	536,240	569,158

Net Loss	(306,182)	(182,106)

Net loss per common share	.03	.01

The purchase price allocation of the assets acquired from Samurai Corporation in December 2007 is as follows:

Assets
Oil and gas properties	$ 56,785

Liabilities and equity
Asset Retirement Obligation	(56,785)

C.	Acquisition of Louisiana Shelf Properties, Louisiana
In October 2007, ECCE purchased Shelf Partners, L.P.; a Delaware limited partnership, for 1,000,000 shares of Series B Convertible Preferred Stock. The shares of the Series B Preferred Stock will be convertible at the Sellers’ option into 1,000,000 shares of ECCE’s common stock.  The transaction was valued at $5,000,000 based on the fair value of the properties acquired

There is no current production on the lease.

The preliminary purchase price allocation of the assets acquired on September 27, 2007 is as follows:
Assets
Oil and gas property	$5,000,000

Liabilities and equity
Shareholders’ equity	($5,000,000)

D.	Acquisition of Bateman Lake, St. Mary Parish, Louisiana, December 2007.

On approximately December 1, 2007, ECCE purchased Old Jersey Oil Ventures LLC, a New Jersey limited liability company from Eugene A. Noser, Jr. for 600,000 shares of Series C Preferred Stock and 303,936 shares of Series D Preferred Stock. See “Section 5. Corporate Governance and Management. Item 5.03 Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year.”

Old Jersey together with the Moffat Group is the holder of approximately $5,900,000 in notes payable by VTEX Energy, Inc., a Nevada corporation, relating to the oil, gas and mineral lease no. 1337 located in Louisiana known as the Bateman Lake Field. On January 11, 2008, ECCE purchased this lease from VTEX for $1,000 plus assumption of the notes, which was paid off by issuance of Series C and D preferred stock as mentioned in the above paragraph.

The substance of the transaction is to acquire oil and gas properties by issuance of series C and D preferred stock. The following oil and gas properties valuation is based on the fair value of the properties acquired.

See Note 11 for the January farmout agreement discussion.

The preliminary purchase price allocation of the assets acquired on December 1, 2007 is as follows:

Assets
Oil and gas property	$4,819,680

Liabilities and equity
Shareholders’ equity	($4,819,680)

E.  Sale of ECCO Biofuels, Inc.

ECCO Biofuels, Inc. was our wholly-owned subsidiary and was formed to offer plant operators the option of financing 100% of the construction of biodiesel plants.  On June 27, 2007, we entered into that certain letter of intent with Saber Energy Corp., a privately held Texas corporation, pursuant to which we would sell the entire total issued and outstanding shares of ECCO Biofuels. After completion of satisfactory due diligence and conditions precedent, we entered into a stock purchase agreement dated June 29, 2007, sold all of the total issued and outstanding shares of ECCO Biofuels; and (ii) in payment, Saber Energy issued us of 250,000 shares of restricted common stock of Saber Energy and to assume all of the liabilities of ECCO Biofuels.  The loss from the discontinued operations is immaterial and is included in other expenses on the Income Statement.

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

9.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings

ECCE is not a party to any litigation at December 31, 2007.

Operating Leases

During 2007 ECCE leased office space in Houston and Corpus Christi, Texas on a month to month operating lease; cancelable with thirty days written notice. Rent expense was $27,608 and $27,635 for 2007 and 2006, respectively.  The Corpus Christi lease was cancelled in September, 2007.  ECCE moved to its new location 3315 Marquart St., Ste 206, Houston, TX  77027 during 2007.

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

10.       RELATED PARTY TRANSACTIONS

Samurai Operating Company L.L.C., a related party, is the operator of the properties and provides production, engineering and maintenance services and charged an operating fee for its services of $28,800 and $16,560 in 2007 and 2006, respectively.

11.       SUBSEQUENT EVENT

The Company entered into a farmout agreement dated January 11, 2008 with an independent oil & gas corporation (IOG), concerning our lease no. 1337 on the Bateman Lake Field. Under the agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells, including (i) with regards to well nos. 4, 11, 21 and 26 (the “Partnership Wells”), the Company shall receive a 5% carried interest to the tanks until 120% of payout, at which time such carried interest shall convert to a 25% net profit interest and the Company shall receive a 25% working interest; (ii) with regards to well nos. 9 and 19 formerly operated by VTEX (the “Partnership Retained Wells”), the Company shall retain ownership in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas to which IOG shall have no rights; (iii) with regards to other workover wells, the Company shall be carried to the tanks to the extent of a 5% working interest in workover operations until 125% of payout and upon 125% of payout, the Company may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; (iv) with regards to other sidetrack wells, the Company shall be carried to the tanks to the extent of a 5% working interest in sidetrack operations until 150% of payout and upon 150% of payout, the Company may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; and (v) the Company shall receive a 25% working interest upon reaching 150% of payout of all costs related to the first three new drill wells.

Concerning the above, (i) IOG paid $750,000 toward VTEX debt related to this lease; (ii) ECCE paid off all other debt and liens on the lease; and (iii) ECCE assigned the lease to IOG.

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

Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities (“FAS 69”), requires calculation of future net cash flows using a 10% annual discount factor and year-end prices, costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates. The price used was the NYMEX price at December 31, 2007 of approximately $96.01 per barrel of oil and $7.46 per Mcf of natural gas, less differentials.  Reserves and pricing were calculated by both independent engineers and qualified internal engineers.

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2006	687.444	3.057
Acquisition of oil and gas properties	1,7560.969	262.739
Production	(38.414)	(.313)
Disposal of oil and gas properties	-	-
Balance, December 31, 2007	1,820.998	265.483

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE's oil and gas producing activities and the related accumulated depletion as of December 31, 2007:

	2007	2006
Asset retirement obligations	$ 60,252	41,400
Proved properties being depleted	10,982,349	903,752
Less accumulated depletion	(229,244)	(164,252)
Net capitalized costs	$ 10,813,357	$ 780,900

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2007 and 2006:

	2007	2006
Acquisition costs	$ 10,078,597	$ -
Development costs	125,981	12,169
	$ 10,204,578	$ 12,169

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

The standardized measure of discounted future net cash flows is not intended to represent the replacement costs or fair value of ECCE’s natural gas and oil properties. An estimate of fair value would take into account, among other things, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates of natural gas and oil producing operation.

Reserve estimates were prepared by both external and internal sources.

Standardized Measure of Discounted Future Net Cash Flow

	2007	2006
Future cash inflows at December 31,	$ 152,559,239	$ 4,907,137
Future costs-
Operating	(31,003,304)	(862,035)
Development and abandonment	(12,272,052)	(602,370)
Future net cash flows before income taxes	109,283,883	3,442,732
Future income taxes	(37,156,520)	(1,204,956)
Future net cash flows before income taxes	72,127,363	2,237,776
Discount at 10% annual rate	(20,094,735)	(754,438)
Standardized measure of discounted future net cash flows	$52,032,628	$ 1,483,338

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2007 and 2006

	2007	2006
Beginning of the year	$ 1,483,338	$ 2,989,500
Acquisition of oil and gas properties	50,708,487	0
Sales, net of production costs	(468,831)	(485,694)
Net change in prices and production costs	309,634	(1,301,289)
Change in future development costs	0	12,464
Revision of quantity estimates	0	268,357
Disposal of oil and gas properties	(0)	(128,252)
Ending of year	$52,032,628	$1,355,086

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES.

An evaluation was conducted under the supervision and with the participation of our management, including Samuel Skipper, our Chief Executive Officer (“CEO”) and N. Wilson Thomas, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Messrs. Skipper and Thomas concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2007 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and Principal PositioN	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Samuel Skipper,
President/CEO	2007	$60,000	$ -	$ 0	$ -	$ -	$ -	$ -	$ 60,000

John Vise,
CFO	2007	$68,850	$ -	$ -	$ -	$ -	$ -	$ -	$ 68,850

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

Name and Address	Amount and nature of		Percentage of
of Beneficial Owner (1)	Beneficial Ownership (1)		Beneficial Ownership
Directors and Officers:
Samuel Skipper	5,120,499	(2)	56.59%
3315 Marquart St, Ste. 206
Houston, TX 77027

John Vise	90,000		*
14231 Kellywood
Houston, TX 77079

All executive officers and directors as a group (2 persons)	5,210,499		57.58%

Major Shareholders:
Richard A. Bobigian	1,180,998	(3)	13.05%
15907 Chilton Circle
Spring, TX 77379
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

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (5)
3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (6)
3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (6)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate (1)
4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2000. (2)
4.4	Assignment, Conveyance and Bill of Sale with respect to 37% working interest in the Wilson Wells. (3)
10.1	2005 Directors, Officers and Consultants Stock Option, Stock Warrants and Stock Awards Plan. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 7, 2005.

(2)	Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2007.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

ITEM 13A – CONTROLS AND PROCEDURES

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer and Chief Financial Officer.  In this section, we present the conclusions based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CFO Certification.  Attached to this annual report are certain certifications of the CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CFO’s evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CFO has concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 13AT - CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  See the discussion under Item 13A above.

(b)           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ECCO ENERGY CORP.

Date: April 23, 2008	By: /s/ Samuel M. Skipper
Name: Samuel M. Skipper
Title: President and CEO

Date: April 23, 2008	By: /s/ N. Wilson Thomas
Name: N. Wilson Thomas
Title: CFO