Form 10QSB
period 2008-03-31
ECCO Energy Corp.
filed 2008-05-15
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

[ Ö ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51656

ECCO ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0469497
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3315 Marquart St., Suite 206
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

9,374,753 shares of the registrant’s common stock were outstanding as of May 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ Ö ]

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.                      Financial Statements.
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31,2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 912	$ 80,355
Accounts Receivable	47,178	35,005
Total current assets	48,090	115,360

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	11,252,481	11,177,355
Equipment	38,096	28,217
Less accumulated depreciation and depletion	(260,327)	(242,414)
Total property and equipment	11,030,250	10,963,158

TOTAL ASSETS	$ 11,078,340	$ 11,078,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$ 128,664	$ 62,770
Accounts payable - related parties	86,112	19,886
Accrued expenses	250,048	124,883
Short-term debt - third parties	585,548	555,548
Short-term debt - affiliates	150,000	150,000
Total current liabilities	1,200,372	913,087

LONG-TERM LIABILITIES
Asset retirement obligation	63,714	62,934
TOTAL LIABILITIES	1,264,086	976,021

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 shares issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Series C, $.001 par value; 660,000 shares issued and outstanding	660	660
Series D, $.001 par value; 303,936 shares issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized;
9,399,754 and 9,374,753shares issued and outstanding	9,400	9,375
Additional paid-in-capital	10,820,908	10,820,933
Retained deficit	(1,018,118)	(729,875)
Total shareholders’ equity	9,814,254	10,102,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 11,078,340	$ 11,078,518

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE	$ 121,293	$ 127,958

OPERATING EXPENSES
Salaries and compensation expense	73,266	55,283
Professional and consulting fees	75,900	7,330
Depreciation, depletion and accretion	18,692	26,076
General and administrative expenses	75,853	35,781
Lease operating expenses	45,114	20,196
Total operating expenses	288,825	144,666

Net operating loss	(167,532)	(16,708)

OTHER EXPENSES
Interest expense	(16,542)	(9,619)

Net loss	(184,074)	(26,327)

Dividend applicable to preferred stock	(104,169)	-

Net loss applicable to common stockholders	$ (288,243)	$ (26,327)

Basic and diluted net loss applicable to common stockholders per share	$ (0.03)	$ (0.00)

Weighted average shares outstanding– basic and diluted	9,399,347	9,047,997

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (184,074)	$ (26,327)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation, depletion and accretion	18,692	26,076

Changes in assets and liabilities
Accounts receivable	(12,173)	-
Accounts payable – trade	65,894	(15,484)
Accounts payable – related parties	66,226	-
Accrued liabilities	14,339	(10,000)
Net cash used in operating activities	(31,096)	(25,735)

Cash flows from investing activities:
Acquisitions of oil and gas properties	(15,000)	-
Additions to oil and gas properties	(86,127)	-
Farmout of oil and gas properties	26,000	-
Purchase of equipment	(3,220)	(15,000)
Net cash used in investing activities	(78,347)	(15,000)

Cash flows from financing activities:
Proceeds from issuance of debt	30,000	63,000
Payments made on related party debt	-	(19,578)
Net cash provided by financing activities	30,000	43,422
Net change in cash and cash equivalents	(79,443)	2,687
Cash and cash equivalents, at beginning of year	80,355	1,512
Cash and cash equivalents, at end of year	$ 912	$ 4,199

Supplemental cash flow information:
Interest paid	$ 16,542	$ 9,619

Non cash investing and financial activities:
Equipment purchased on account	$ 6,657	$ -
Preferred stock dividends	104,169	-

See summary of significant accounting policies and notes to consolidated financial statements

ECCO ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ECCO Energy Corp. (“ECCE”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ECCE’s Annual Report filed with the SEC on Form-10KSB.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

2.           GOING CONCERN

       As shown in the accompanying financial statements, ECCE incurred net losses applicable to common shareholders of $288,243 and $26,327 for the first quarter of 2008 and 2007, respectively.  In addition, ECCE had an accumulated deficit of $1,018,118 and a working capital deficit of $1,152,282 as of March 31, 2008. These conditions raise substantial doubt as to ECCE’s ability to continue as a going concern. Management is working to raise additional capital through the farmout of oil and gas properties. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.

3.           MANAGEMENT’S FINANCING PLANS

Since inception, ECCE’s working capital needs have been met through operating activities and from financings and loans from its principal shareholder, Sam Skipper and related entities. ECCE anticipates that additional financings and loans may be required to sustain operations in the future. Accordingly, should additional resources be required in 2008, Sam Skipper has committed to provide such additional sources of working capital and financing as necessary to meet the working capital requirements for 2008.  However, additional funding will be necessary to develop the properties acquired in 2007.  Management is exploring various avenues to obtain such funding.

ECCE entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (IOG), concerning the right, title and interest of ECCE in lease no. 1337 on the Bateman Lake Field. In accordance with the terms and provisions of the Farmout Agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. In accordance with the further terms and provisions of the Farmout Agreement: (i) with regards to well nos. 4, 11, 21 and 26 (the “Partnership Wells”), ECCE shall receive a 5% carried interest to the tanks until 120% of payout, at which time such carried interest shall convert to a 25% net profit interest and ECCE shall receive a 25% working interest; (ii) with regards to well nos. 9 and 19 formerly operated by VTEX (the “Partnership Retained Wells”), ECCE shall retain ownership in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas to which IOG shall have no rights; (iii) with regards to other workover wells, ECCE shall be carried to the tanks to the extent of a 5% working interest in workover operations until 125% of payout and upon 125% of payout, ECCE may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; (iv) with regards to other sidetrack wells, ECCE shall be carried to the tanks to the extent of a 5% working interest in sidetrack operations until 150% of payout and upon 150% of payout, ECCE may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; and (v) ECCE shall receive a 25% working interest upon reaching 150% of payout of all costs related to the first three new drill wells.

Upon consummation of the Farmout Agreement: (i) IOG will pay an aggregate $750,000 relating to the Debt to ECCE; (ii) ECCE caused the cancellation of the Debt and any other liens on lease no. 1337; and (iii) ECCE entered into an assignment dated January 11, 2008 (the “Company Assignment”) with IOG pursuant to which ECCE assigned to IOG all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field.  ECCE was paid $26,000 towards the $750,000 in the quarter ending March 31, 2008, and has received $25,000 so far during the second quarter.

We continue to explore other avenues to obtain funding, including debt, issuance of securities, sales, farmouts and joint ventures.

4.           ACQUISITION OF OIL AND GAS PROPERTIES

On February 14, 2008, ECCO Energy purchased an additional 25% of the working interest in Louisiana Shelf East Cameron Block 4, for $10,000 bringing the total working interest owned by ECCO to 100%.  The purchase was approved in December by the trustee, and received final approval in February by the court, whereupon the interest was purchased from the Trustee of the United States Bankruptcy Court.  This provides us with 100% ownership of that concession.

5.           SHORT-TERM DEBT – THIRD PARTIES

One of ECCE’s promissory notes for $300,000 had an original maturity date of February 16, 2008. Pursuant to the terms of the note, ECCE had the option to extend the maturity date 180 days by issuing the lender 5,000 negotiable warrants with an exercise price of $1.00 and a term of 24 months. In February 2008, ECCE chose to exercise its option, whereby extending the maturity date of the note to August 14, 2008 and granting the note holder the 5,000 negotiable warrants. The fair value of the warrants is immaterial.

Item 2.                      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
- operating interruptions (including leaks, explosions and lack of rig availability)

ECCO Energy Corp.

We are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided both producing and non producing assets. Our principal assets are oil and gas properties, including a 100% working interest in the producing Wilson properties.

Our shares of common stock are traded on the Over-the-Counter Bulletin Board, with the symbol ECCE.OB.

LS Gas LLC

On approximately September 27, 2007, we entered into an agreement (the “Agreement”) with LS Gas LLC, a Delaware limited liability company (“LS Gas”), which is the general partner of Shelf Partners, L.P., a Delaware limited partnership (the “Limited Partnership”), and the limited partners of the Limited Partnership (collectively, LS Gas and the limited partners are known as the “Sellers”). LS Gas, as the general partner of the Limited Partnership, owns a 0.87% interest in the Limited Partnership and the limited partners collectively own a 99.13% interest in the Limited Partnership. The Limited Partnership is in the oil and gas exploration business and owns certain mineral leases, mineral rights, working interests and other contractual rights.

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

As noted above, we obtained the remaining 25% of the property in February 2008, as we purchased that balance from the U.S. Bankruptcy Trustee.

Wilson Properties, Reece Revocable Trust

On August 1, 2007, with an effective date of February 1, 2006, we entered into a purchase and sale agreement (the “Agreement”) with Ronald B. Reece M.D., Trustee of the Ronald B. Reece M.D. Revocable Trust of 2000 (“Reece Revocable Trust”). In accordance with the terms and provisions of the Agreement: (i) we acquired from the Reece Revocable Trust a 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas; (ii) we issued to the Reece Revocable Trust an aggregate of 141,750 shares of our restricted Common Stock at $0.26 per share representing an aggregate value of approximately $36,855; and (iii) we issued to the Reece Revocable Trust a promissory note in the principal amount of $205,548 payable in one lump sum payment on or before July 31, 2008 with interest accruing at the rate of 7% per annum payable in monthly installments on the last day of each month with the first installment due on August 31, 2007. The Company purchased the remaining 11% of the Wilson tract working interest, giving us 100% of the working interest.  The Company issued a promissory note for $100,000 to Samurai Corp, payable in full on December 1, 2008 with annual interest of 10%. The principal owner of Samurai Corporation is Sam Skipper, the CEO of ECCO Energy. The transaction is accounted for at historical book value as the transaction is between entities under common control. These acquisitions give the company 100% ownership of the Wilson Lease.

Bateman Lake, St. Mary Parish, Louisiana

On approximately December 1, 2007, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Old Jersey Oil Ventures LLC, a New Jersey limited liability company (“Old Jersey”) and Eugene A. Noser, Jr. (“Noser”), who holds of record 100% of the total issued and outstanding interests in Old Jersey (the “Membership Interest”), regarding acquisition by the Company of Old Jersey.  In accordance with the terms and provisions of the Share Exchange Agreement, the Company shall acquire from Noser all of his right, title and interest in and to the Membership Interest in exchange for the issuance of 600,000 shares of the Company’s Series C Preferred Stock and 303,936 shares of the Company’s Series D Preferred Stock.

Old Jersey together with the Moffat Group was the holder of approximately $5,900,000.00 in notes (the “Debt”) payable by VTEX Energy, Inc., a Nevada corporation (“VTEX”), relating to that certain oil, gas and mineral lease no. 1337 located in the State of Louisiana (the “Bateman Lake Field”). Therefore, on January 11, 2008, the Company entered into an assignment of oil, gas and mineral lease (the “VTEX Assignment”) with VTEX pursuant to which VTEX assigned to us all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field in exchange for $1,000.00. Thus, we held 100% of the right, title and interest in and to lease no. 1337 on the Bateman Lake Field. We also acquired the Debt payable by VTEX to Old Jersey as a result of consummation of the Share Exchange Agreement.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Our net loss for the three months ended March 31, 2008 was $184,074 compared to a net loss of $26,327 for the three months ended March 30, 2007 (a decrease of $157,747).  The Net loss applicable to common shareholders was $288,243, representing an additional loss of $104,169 pertaining to the accrual of interest on three issues of preferred stock.    For the three months ended March 31, 2008, we generated revenue of $121,293 compared to revenue of $127,958 generated for the three months ended March 31, 2007 (a decrease of $6,665). The decrease in revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended March 31, 2008, we sold 16,082Mcf less of gas at an average price of $9.20 per Mcf for an average price increase of $2.61 per Mcf.  We sold 153 barrels of oil, 200 barrels less than last year, at an average price of $102 per barrel resulting in an average price increase of $47 per bbl.  In 2007, we received two distributions for oil during the quarter, while in 2008 we received only one payment.  This accounts for the comparatively large drop in oil volume for the quarter.

For the three months ended March 31, 2008, we incurred operating expenses of $288,825 compared to $144,666 incurred for the three months ended March 31, 2007 (an increase of $144,159). These operating expenses incurred for the three months ended March 31, 2008 consisted of: (i) depreciation and depletion of $18,692 (2007: $26,076); (ii) general and administrative expenses of $75,853 (2007: $35,781); (iii) lease operating expenses of $45,114 (2007: $20,196); (iv) salaries and compensation expenses of $73,266 (2007: $55,283); and (v) professional and consulting expenses of $75,900 (2007: $7,330).

General and administrative expenses increased due to higher rent charges and office expenses such as copiers and supplies.  Professional and Consulting fees incurred for the three months ended March 31, 2008 increased primarily due to a increase in accounting and geophysical consulting fees relating to the company’s expansion in the prior year.

Depreciation and depletion of oil and gas properties decreased by $7,384 for the three months ended March 31, 2008 primarily due to a decrease in gas production (17,403 Mcf) along with a decrease in oil production (200 bbl).

Our lease operating expenses increased to $45,114 during the three months ended March 31, 2008 primarily attributable to an increase in compressor rental, extra labor to maintain operations, general maintenance and servicing fees and most other expenses related to maintaining the wells.

Interest expense of $16,542 (2007: $9,619) also increased for the three months ended March 31, 2008 due to loans incurred during fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2008,

At March 31, 2008, our current assets were $48,090 and our current liabilities were $1,200,372, which resulted in a working capital deficiency of ($1,152,282).  At March 31, 2008, our total assets were $11,078,340 consisting of: (i) $48,090 in cash and accounts receivable; (ii) $11,252,481 in oil and gas properties; and (iii) $38,096 in equipment less (iv) accumulated depletion and depreciation of $260,327.  There was a minimal decline of $178 in total assets from the year ended 2007.

At March 31, 2008, our total liabilities were $1,264,086 consisting of: (i) $128,664 in accounts payable - trade; (ii) $86,112 in accounts payable – related parties; (iii) $585,548 in short - term debt – third parties; (iv) $150,000 in short - term debt – affiliates (v) $63,714 in asset retirement obligation and (vi) $250,048 in accrued expenses, primarily interest payable on preferred stock.  The increase in total liabilities from December 31, 2007 to March 31, 2008 was primarily due to the increase in accounts payable trade and to accrued expenses, primarily accrued interest on preferred stock.

Stockholders’ equity decreased slightly from $10,102,497 at December 31, 2007 to $9,814,254 as of March 31, 2008.  This was primarily due to the loss for the current quarter affecting retained earnings.

Our working capital deficiency to date has been funded by advances from short term loans from individual investors and from Samurai Operating Company, a related party.  Over the next twelve months, we plan to extinguish our short-term debt and obtain funding to begin production on several of the properties that we have acquired over the last year.

Cash Flows

During the three months ended March 31, 2008, net cash decreased to $912 from $80,355 at December 31, 2007.  The cash was used primarily in day to day activities of the company, the purchase of the remaining 25% of the Louisiana Shelf interest, and in preparing Bateman Lake Well #9 for production.

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the three months ended March 31, 2008 was affected by a reduction in revenues from oil and gas properties, as well as increased expenses for the operation of the company as well as the expenses involved in preparing properties for production.

Cash Flows from Investing Activities

We received $26,000 of the $750,000 due from another company in regards to the farmout of the Bateman Lake properties.  We anticipate the remaining balance of $724,000 to be received during the current fiscal year. See Material Commitments and Funding.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. For the three months ended March 31, 2008, net cash flows provided by financing activities was $30,000 from an investor.

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Since inception, our working capital needs have been met through operating activities and from financings and loans from our President/Chief Executive Officer, Sam Skipper, and related entities. We anticipate that additional financings and loans will be required to sustain operations in the future.

MATERIAL COMMITMENTS AND FUNDING
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

Upon consummation of the Farmout Agreement: (i) IOG agreed to pay an aggregate $750,000 relating to the Debt to the Company; (ii) the Company caused the cancellation of the Debt and any other liens on lease no. 1337; and (iii) the Company entered into an assignment dated January 11, 2008 (the “Company Assignment”) with IOG pursuant to which the Company assigned to IOG all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field. It is the Company’s intent that the Series C and D Preferred Stock shall be redeemed out of future earnings generated from lease no. 1337 on the Bateman Lake Field.

The short-term debts, for both third parties and affiliates; increased by $30,000 to $735,548 during the current quarter.  These notes contain interest rates between 7 and 12 percent.  A total of $150,000 of these notes is from affiliates, and$585,548 is from third parties.  The $300,000 note from Ray Nesbitt was extended for six months on February 16, 2008.  The consideration was an additional 5,000 warrants exercisable at $1 per share, bringing the total warrants to be issued to 35,000.  The value of the warrants at the time of this report is considered to be immaterial.  Interest on this note is paid monthly.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2008. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Thomas concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

As of the date of this Quarterly Report, we are not a party to any litigation.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None

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

ECCO ENERGY CORP.

Date: May 15, 2008	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title: President and CEO

Date: May 15, 2008	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO