Form 10-Q
period 2008-06-30
ECCO Energy Corp.
filed 2008-08-13
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

[ Ö ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Large accelerated filer [   ]     Accelerated filer [   ]   Non-accelerated filer [  ]        Smaller reporting Company    [Ö  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ Ö ]

9,404,954 shares of the registrant’s common stock were outstanding as of July 31, 2008.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 80,355
Accounts receivable	56,192	35,005
Total current assets	56,192	115,360

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	11,264,939	11,177,355
Equipment	51,180	28,217
Less accumulated depreciation and depletion	(275,634)	(242,414)
Total property and equipment	11,040,485	10,963,158

TOTAL ASSETS	$ 11,096,677	$ 11,078,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$ 110,742	$ 62,770
Accounts payable - related parties	156,201	19,886
Accrued expenses	479,910	124,883
Short-term debt - third parties	585,548	555,548
Short-term debt - affiliates	240,000	150,000
Total current liabilities	1,572,401	913,087

LONG-TERM LIABILITIES
Asset retirement obligation	64,494	62,934
TOTAL LIABILITIES	1,636,895	976,021

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 shares issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Series C, $.001 par value; 660,000 shares issued and outstanding	660	660
Series D, $.001 par value; 303,936 shares issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized; 9,404,954 and 9,374,753 shares issued and outstanding	9,405	9,375
Additional paid-in-capital	10,826,032	10,820,933
Retained deficit	(1,377,719)	(729,875)
Total shareholders’ equity	9,459,782	10,102,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 11,096,677	$ 11,078,518

See notes to consolidated financial statements.

ECCO ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUE	$ 129,237	$ 116,935	$ 250,530	$ 224,893

OPERATING EXPENSES
Salaries and compensation expense	70,422	54,396	143,688	109,678
Professional and consulting fees	84,287	11,309	160,187	18,640
General and administrative expenses	57,345	5,044	133,198	40,825
Depreciation and depletion	16,086	22,165	34,778	48,241
Lease operating expenses	46,325	20,446	91,439	40,642
Total operating expenses	274,465	113,360	563,290	258,026

Net operating profit (loss)	(145,228)	3,575	(312,760)	(13,133)

OTHER EXPENSES
Interest expense	(19,004)	(9,300)	(35,546)	(18,919)
Loss from discontinued operations	-	(34,330)	-	(34,330)

Net loss	(164,232)	(40,055)	(348,306)	(66,382)

Dividend applicable to preferred stock	(195,369)	-	(299,538)	-

Net loss applicable to common shareholders	$ (359,601)	$ (40,055)	$ (647,844)	$ (66,382)

Basic and diluted net loss per share	$ (0.04)	$ (0.00)	$ (0.07)	$ (0.01)

Weighted average shares outstanding	9,400,297	9,047,997	9,400,159	9,047,997

See notes to consolidated financial statements

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (348,306)	$ (66,382)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	33,218	47,077
ARO accretion	1,560	1,164
Common stock issued for services	5,129	-
Changes in assets and liabilities
Accounts receivable	(21,188)	(863)
Inventory	-	(12,764)
Prepaid expenses and other current assets	-	(2,100)
Accounts payable – trade	47,973	(36,607)
Accounts payable – related parties	136,315	-
Accrued liabilities	49,344	(7,500)
Net cash used in operating activities	(95,955)	(77,975)

Cash flows from investing activities:
Acquisitions of oil and gas properties	(15,000)	-
Additions to oil and gas properties	(173,585)	(22,067)
Farmout of oil and gas properties	101,000	-
Purchase of equipment	(16,815)	(15,000)
Net cash used in investing activities	(104,400)	(37,067)

Cash flows from financing activities:
Proceeds from issuance of debt	30,000	50,000
Payments made on debt	-	(39,649)
Proceeds from issuance of related party debt	90,000	154,000
Payments made on related party debt	-	(50,000)
Net cash provided by financing activities	120,000	114,351

Net change in cash and cash equivalents	(80,355)	(691)
Cash and cash equivalents, at beginning of year	80,355	1,512

Cash and cash equivalents, at end of year	$ -	$ 821

Supplemental cash flow information:
Interest paid	$ 35,546	$ 18,919

Non cash investing and financial activities:
Equipment purchased on account	$ 6,145	$ -
Preferred stock dividends	299,538	-
Capital from sale of subsidiary	-	19,271

See notes to consolidated financial statements

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

2. GOING CONCERN

As shown in the accompanying financial statements, ECCE incurred net losses applicable to common shareholders of $647,844 and $66,382 for the six months ended June 30, 2008 and 2007, respectively.  In addition, ECCE had an accumulated deficit of $1,377,719 and a working capital deficit of $1,516,209 as of June 30, 2008. These conditions raise substantial doubt as to ECCE’s ability to continue as a going concern. Management is working to raise additional capital through the farmout of oil and gas properties. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.

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

ECCE entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (IOG), concerning the right, title and interest of ECCE in lease no. 1337 on the Bateman Lake Field. In accordance with the terms and provisions of the Farmout Agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. In accordance with the further terms and provisions of the Farmout Agreement: (i) with regards to well nos. 4, 11, 21 and 26 (the “Partnership Wells”), ECCE shall receive a 5% carried interest to the tanks until 120% of payout, at which time such carried interest shall convert to a 25% net profit interest and ECCE shall receive a 25% working interest; (ii) with regards to well nos. 9 and 19 formerly operated by IOG (the “Partnership Retained Wells”), ECCE shall retain ownership in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas to which IOG shall have no rights; (iii) with regards to other workover wells, ECCE shall be carried to the tanks to the extent of a 5% working interest in workover operations until 125% of payout and upon 125% of payout, ECCE may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; (iv) with regards to other sidetrack wells, ECCE shall be carried to the tanks to the extent of a 5% working interest in sidetrack operations until 150% of payout and upon 150% of payout, ECCE may elect to continue to receive the 5% carried working interest or convert the 5% carried working interest to a 25% working interest; and (v) ECCE shall receive a 25% working interest upon reaching 150% of payout of all costs related to the first three new drill wells.

Upon consummation of the Farmout Agreement: (i) IOG will pay an aggregate $750,000 relating to the Debt to ECCE; (ii) ECCE caused the cancellation of the Debt and any other liens on lease no. 1337; and (iii) ECCE entered into an assignment dated January 11, 2008 (the “Company Assignment”) with IOG pursuant to which ECCE assigned to IOG all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field.  ECCE was paid $75,000 towards the $750,000 in the quarter ending June 30, 2008, and has received $101,000 so far during the fiscal year.

We continue to explore other avenues to obtain funding, including debt, issuance of securities, sales, farmouts and joint ventures.

4. ACQUISITION OF OIL AND GAS PROPERTIES

On February 14, 2008, ECCO Energy purchased an additional 25% of the working interest in Louisiana Shelf East Cameron Block 4, for $10,000 bringing the total working interest owned by ECCO to 100%. The purchase was approved in December by the trustee, and received final approval in February by the court, whereupon the interest was purchased from the Trustee of the United States Bankruptcy Court. This provides ECCE with 100% ownership of that concession.

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

In March 2008, ECCE borrowed $30,000 from a third party. The loan is uncollateralized, bears no interest, has no stated terms of repayment and is classified as payable on demand.

6. SHORT-TERM DEBT – AFFILIATES

On April 11, 2008, ECCE borrowed $90,000 from a shareholder. The loan is uncollateralized and accrues interest at 10% per annum. It has no stated terms of repayment and is classified a payable on demand.

7. SHAREHOLDERS’ EQUITY

In January 2008, ECCE issued 25,007 common shares to correct the total common shares outstanding due to prior period errors by ECCE’s transfer agent. The issuance was recorded with no net effect to total shareholders’ equity.

On June 11, 2008, ECCE issued 5,200 common shares for marketing services valued and expensed at $5,129.

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

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Our net loss for the six months ended June 30, 2008 was $348,306 compared to a net loss of $66,382 for the six months ended June 30, 2007 (a increase of $281,924).  The Net loss applicable to common shareholders was $647,844, representing an additional loss of $299,538 pertaining to the accrual of interest on three issues of preferred stock.    For the six months ended June 30, 2008, we generated revenue of $250,530 compared to revenue of $224,893 generated for the six months ended June 30, 2007 (an increase of $5,637). The increase in revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was affected by the volume and price we received for the sale of our gas and oil production. For the six months ended June 30, 2008, we sold 31,831 Mcf less of gas at an average price of $10.44 per Mcf for an average price increase of $2.69 per Mcf.  We sold 153 barrels of oil, 378 barrels less than last year, at an average price of $102 per barrel resulting in an average price increase of $44 per bbl.  In 2007, we received three distributions for oil during the six month period, while in 2008 we received only one payment.  Additional maintenance work is necessary to resume production of the oil portion of our Wilson Property well. This accounts for the comparatively large drop in oil volume for current year when compared to last year.

For the six months ended June 30, 2008, we incurred operating expenses of $563,290 compared to $258,026 incurred for the six months ended June 30, 2007 (an increase of $305,264). These operating expenses incurred for the six months ended June 30, 2008 consisted of: (i) depreciation and depletion of $34,778 (2007: $48,241); (ii) general and administrative expenses of $133,198 (2007: $40,825); (iii) lease operating expenses of $91,439 (2007: $40,642); (iv) salaries and compensation expenses of $143,688 (2007: $109,678); and (v) professional and consulting fees of $160,187 (2007: $18,640).

General and administrative expenses increased due to higher rent charges and office expenses such as copiers and supplies.  Professional and Consulting fees incurred for the six months ended June 30, 2008 increased primarily due to an increase in accounting and geophysical consulting fees relating to the company’s expansion in the prior year.

Depreciation and depletion of oil and gas properties decreased by $13,463 for the six months ended June 30, 2008 primarily due to a decrease in gas production (31,831 Mcf) along with a decrease in oil production (378 bbl).

Our lease operating expenses increased to $91,439 during the six months ended June 30, 2008 primarily attributable to an increase in compressor rental, extra labor to maintain operations, general maintenance and servicing fees and most other expenses related to maintaining the wells.

Interest expense of $35,546 (2007: $18,919) also increased for the six months ended June 30, 2008 due to loans incurred during fiscal 2007 and 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Our net loss for the three months ended June 30, 2008 was $164,232 compared to a net loss of $40,055 for the three months ended June 30, 2007 (an increase of $124,177).  The Net loss applicable to common shareholders was $359,601, representing an additional loss of $195,369 pertaining to the accrual of interest on three issues of preferred stock.    For the three months ended June 30, 2008, we generated revenue of $129,237 compared to revenue of $116,935 generated for the three months ended June 30, 2007 (an increase of $12,302). The increase in revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended June 30, 2008, we sold 13,978 Mcf less of gas at an average price of $10.84 per Mcf for an average price increase of $3.45 per Mcf.  We sold 0 barrels of oil, 153 barrels less than last year.  Last year’s price was $64.41 per barrel, resulting in a loss of approximately $11,400 in revenue.    Additional maintenance work is necessary to resume production of the oil portion of our Wilson Property well.

For the three months ended June 30, 2008, we incurred operating expenses of $274,465 compared to $113,360 incurred for the three months ended June 30, 2007 (an increase of $161,105). These operating expenses incurred for the three months ended June 30, 2008 consisted of: (i) depreciation and depletion of $16,086 (2007: $16,086); (ii) general and administrative expenses of $57,345 (2007: $5,044); (iii) lease operating expenses of $46,325 (2007: $20,446); (iv) salaries and compensation expenses of $70,422 (2007: $54,396); and (v) professional and consulting fees of $84,287 (2007: $11,309).

General and administrative expenses increased due to higher rent charges and office expenses such as copiers and supplies.  Professional and Consulting fees incurred for the three months ended June 30, 2008 increased primarily due to an increase in accounting and geophysical consulting fees relating to the company’s expansion in the prior year.

Depreciation and depletion of oil and gas properties decreased by $6,079 for the three months ended June 30, 2008 primarily due to decrease in oil and gas production.

Our lease operating expenses increased to $46,325 during the three months ended June 30, 2008 primarily attributable to an increase in compressor rental, extra labor to maintain operations, general maintenance and servicing fees and most other expenses related to maintaining the wells.

Interest expense of $19,004 (2007: $9,300) also increased for the three months ended June 30, 2008 due to loans incurred during fiscal 2007 and 2008

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2008,

At June 30, 2008, our current assets were $56,192 and our current liabilities were $1,572,401, which resulted in a working capital deficiency of $1,516,209.

At June 30, 2008, our total liabilities were $1,636,895 consisting of: (i) $110,742 in accounts payable - trade; (ii) $156,201 in accounts payable – related parties; (iii) $585,548 in short-term debt – third parties; (iv) $240,000 in short-term debt – affiliates (v) $64,494 in asset retirement obligation and (vi) $479,910 in accrued expenses, primarily interest payable on preferred stock.  The increase in total liabilities from December 31, 2007 to June 30, 2008 ($660,874) was primarily due to the increase in short-term debt ($120,000) accounts payable - trade ($47,972) accounts payable – related parties ($136,315) and to accrued expenses ($355,027), primarily accrued interest on preferred stock.

Stockholders’ equity decreased from $10,102,497 at December 31, 2007 to $9,459,782 as of June 30, 2008.  This was primarily due to the loss for the current quarter affecting retained earnings.

Our working capital deficiency to date has been funded by advances from short term loans from individual investors and from Samurai Operating Company, a related party.  Over the next twelve months, we plan to extinguish our short-term debt and obtain funding to begin production on several of the properties that we have acquired over the last year.

Cash Flows

During the six months ended June 30, 2008, net cash decreased to $0 from $80,355 at December 31, 2007.  The cash was used primarily in day to day activities of the company, the purchase of the remaining 25% of the Louisiana Shelf interest, and in preparing Bateman Lake Well #9 for production.

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the six months ended June 30, 2008 was affected by a reduction in revenues from oil and gas properties, as well as increased expenses for the operation of the company, attempting to raise capital as well as the expenses involved in preparing properties for production.

Cash Flows from Investing Activities

We have received $101,000 of the $750,000 due from another company in regards to the farmout of the Bateman Lake properties as of the end of the second quarter.  We anticipate the remaining balance of $649,000 to be received during the current fiscal year. See Material Commitments and Funding.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. For the six months ended June 30, 2008, net cash flows provided by financing activities was $120,000 from investors.

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

The short-term debts, for both third parties and affiliates; increased by $120,000 to $825,548 during the six months ended June 30, 2008.  These notes contain interest rates between 7 and 12 percent.  A total of $240,000 of these notes is from affiliates, and $585,548 is from third parties.  The $300,000 note from Ray Nesbitt was extended for six months on February 16, 2008.  The consideration was an additional 5,000 warrants exercisable at $1 per share, bringing the total warrants to be issued to 35,000.  The value of the warrants at the time of this report is considered to be immaterial.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4T. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2008. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Thomas concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report, we are not a party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2008, ECCE issued 5,200 common shares for marketing services valued and expensed at $5,129.  The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were issued in a privately negotiated transaction with a person with whom the ECCE had a prior material business relations and were restricted from resale.

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

ECCO ENERGY CORP.

Date: August 13, 2008	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title: President and CEO

Date: August 13, 2008	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO