Form 10KSB/A
period 2007-12-31
ECCO Energy Corp.
filed 2008-09-23
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A
(Amendment No. 2)

 [ ☑ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File No. 000-51656

ECCO ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	87-0469497
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3315 Marquart ST
Suite 206
Houston, TX	77027
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 771-5500

Securities registered pursuant to Section 12 (b) of the Act:

NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [☑] No [    ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[☑]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [☑]

The issuer’s total revenues for the year ended December 31, 2007 were $434,245.

Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding as of April 21, 2008
Common Stock, $0.001 par value	9,374,753

Transitional Small Business Disclosure Format (check one): Yes [  ] No [☑]

INDEX

Amendment No. 2 to Annual Report on Form 10-KSB

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROL AND PROCEDURES

ITEM 8B. OTHER INFORMATION

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 9A.  CONTROLS AND PROCEDURES - STATEMENT OF REGISTERED PUBLIC ACCOUNTANT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STGOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 13. EXHIBITS

ITEM 13a. CONTROLS AND PROCEDURES – ADDITIONAL INFORMATION

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

We completed the workovers during December 2005 and, as of the date of this Annual Report, continue to allow the Wells to produce at their current production levels.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2007, there were no matters submitted to a vote by our security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-3

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6 to 12

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

F-3

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

	2007	2006

Promissory note to a non-related party- Payable in total plus accrued interest of 12% due February 16, 2008; secured by Oil and Gas Mineral lease Wilson Field. See Wilson Field for detail.	$ 300,0000	$ -

Note Payable 5 is from Bamco Gas, LLC; and relates to the purchase of Louisiana Shelf LLC.
	2007	2006

Promissory note to a non-related party- Payable in total plus accrued interest of 6% due June 26, 2008; not secured.	$ 25,000	$ -

Note Payable 6 is from Louisiana X Investors, LLC; and relates to the purchase of Louisiana Shelf LLC.
	2007	2006

Promissory note to a non-related party- Payable in total plus accrued interest of 6% due June 26, 2008; not secured.	$ 25,000	$ -

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

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2006	687.444	3.057
Acquisition of oil and gas properties	1,7560.969	262.739
Production	(38.414)	(.313)
Disposal of oil and gas properties	(0)	(0)
Balance, December 31, 2007	1,820.998	265.483

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

Reserve estimates were prepared by both external and internal sources.

Standardized Measure of Discounted Future Net Cash Flow
	2007	2006
Future cash inflows at December 31,	$ 152,559,239	$ 4,907,137
Future costs-
Operating	(31,003,304)	(862,035)
Development and abandonment	(12,272,052)	(602,370)
Future net cash flows before income taxes	109,283,883	3,442,732
Future income taxes	(37,156,520)	(1,204,956)
Future net cash flows before income taxes	72,127,363	2,237,776
Discount at 10% annual rate	(20,094,735)	(754,438)
Standardized measure of discounted future net cash flows	$52,032,628	$ 1,483,338

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2007 and 2006
	2007	2006
Beginning of the year	$ 1,355,086	$ 2,989,500
Acquisition of oil and gas properties	50,708,487	0
Sales, net of production costs	(468,831)	(485,694)
Net change in prices and production costs	437,886	(1,301,289)
Change in future development costs	0	12,464
Revision of quantity estimates	0	268,357
Disposal of oil and gas properties	(0)	(128,252)
Ending of year	$52,032,628	$1,355,086

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2007 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Samuel Skipper,
President/CEO	2007	$60,0000	$ -	$ 0	$ -	$ -	$ -	$ -	$ 60,000

John Vise,
CFO	2007	$68,8500	$ -	$ -	$ -	$ -	$ -	$ -	$ 68,850

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

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)
3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)
3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)
3.2	Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2000. (2)
4.4	Assignment, Conveyance and Bill of Sale with respect to 37% working interest in the Wilson Wells. (3)
10.1	2005 Directors, Officers and Consultants Stock Option, Stock Warrants and Stock Awards Plan. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ECCO ENERGY CORP.

Date: September 22, 2008	By: /s/ Samuel M. Skipper
Name: Samuel M. Skipper
Title: President and CEO

Date: September 22, 2008	By: /s/ N. Wilson Thomas
Name: N. Wilson Thomas
Title: CFO