Form 10-Q/A
period 2008-03-31
ECCO Energy Corp.
filed 2008-09-23
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No.2)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number 000-51656

ECCO Energy Corporation
(Exact name of registrant as specified in its charter)
Nevada	87-1469497
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

3315 Marquart St.  Ste. 206
Houston, Texas 77027
(Address of principal executive offices)
(Zip code)
Registrant’s telephone number, including area code: (713) 771-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

9,399,347 shares of the registrant’s common stock were outstanding as of May 8, 2008.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 912	$ 80,355
Accounts Receivable	47,178	35,005
Total current assets	48,090	115,360

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	11,252,481	11,177,355
Equipment	38,096	28,217
Less accumulated depreciation and depletion	(260,327)	(242,414)
Total property and equipment	11,030,250	10,963,158

TOTAL ASSETS	$ 11,078,340	$ 11,078,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$ 128,664	$ 62,770
Accounts payable - related parties	86,112	19,886
Accrued expenses	250,048	124,883
Short-term debt - third parties	585,548	555,548
Short-term debt - affiliates	150,000	150,000
Total current liabilities	1,200,372	913,087

LONG-TERM LIABILITIES
Asset retirement obligation	63,714	62,934
TOTAL LIABILITIES	1,264,086	976,021

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 shares issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Series C, $.001 par value; 660,000 shares issued and outstanding	660	660
Series D, $.001 par value; 303,936 shares issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized; 9,399,754 and 9,374,753 shares issued and outstanding	9,400	9,375
Additional paid-in-capital	10,820,908	10,820,933
Retained deficit	(1,018,118)	(729,875)
Total shareholders’ equity	9,814,254	10,102,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 11,078,340	$ 11,078,518

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUE	$ 121,293	$ 127,958

OPERATING EXPENSES
Salaries and compensation expense	73,266	55,283
Professional and consulting fees	75,900	7,330
Depreciation, depletion and accretion	18,692	26,076
General and administrative expenses	75,853	35,781
Lease operating expenses	45,114	20,196
Total operating expenses	288,825	144,666

Net operating loss	(167,532)	(16,708)

OTHER EXPENSES
Interest expense	(16,542)	(9,619)

Net loss	(184,074)	(26,327)

Dividend applicable to preferred stock	(104,169)	-

Net loss applicable to common stockholders	$ (288,243)	$ (26,327)

Basic and diluted net loss applicable to common stockholders per share	$ (0.03)	$ (0.00)

Weighted average shares outstanding – basic and diluted	9,399,347	9,047,997

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

General and administrative expenses increased due to higher rent charges and office expenses such as copiers and supplies.  Professional and Consulting fees incurred for the three months ended March 31, 2008 increased primarily due to an increase in accounting and geophysical consulting fees relating to the company’s expansion in the prior year.

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

Item 4T. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Thomas concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
Title: Chief Executive Officer

Date: September 22, 2008	By: /s/ N. Wilson Thomas
Name: N. Wilson Thomas
Title: Chief Financial Officer