Form 10-Q
period 2008-09-30
ECCO Energy Corp.
filed 2008-11-14
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

[ Ö ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51656

ECCO ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-2990007
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3315 Marquart St., Suite 206
Houston, TX	77027
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 771-5500

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ Ö ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  .
Large accelerated filer [   ]     Accelerated filer [   ]   Non-accelerated filer [  ]        Smaller reporting Company    [Ö  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ Ö ]

9,414,954 shares of the registrant’s common stock were outstanding as of September 30, 2008.

Item 1.  Financial Statements.
PART I—FINANCIAL INFORMATION
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 6,770	$ 80,355
Accounts receivable	25,460	35,005
Total current assets	32,230	115,360

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	11,657,445	11,177,355
Equipment	51,179	28,217
Less accumulated depreciation and depletion	(261,831)	(242,414)
Total property and equipment	11,446,793	10,963,158

TOTAL ASSETS	$ 11,479,023	$ 11,078,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$ 241,196	$ 62,770
Accounts payable - related parties	213,176	19,886
Accrued expenses	435,360	124,883
Short-term debt - third parties	580,548	555,548
Short-term debt - affiliates	240,000	150,000
Total current liabilities	1,710,280	913,087

LONG-TERM LIABILITIES
Asset retirement obligation	175,086	62,934
TOTAL LIABILITIES	1,885,366	976,021

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 shares issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Series C, $.001 par value; 660,000 shares issued and outstanding	660	660
Series D, $.001 par value; 303,936 shares issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized; 9,414,954 and 9,374,753 shares issued and outstanding	9,415	9,375
Additional paid-in-capital	10,836,032	10,820,933
Accumulated deficit	(1,253,854)	(729,875)
Total shareholders’ equity	9,593,657	10,102,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 11,479,023	$ 11,078,518

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUE	$ 102,857	$ 94,510	$ 353,387	$ 332,591

OPERATING EXPENSES
Salaries and compensation expense	49,756	56,545	193,444	166,132
Professional and consulting fees	98,480	10,410	258,666	29,050
General and administrative expenses	52,248	22,261	185,447	63,177
Depreciation, depletion and accretion	(5,245)	17,645	29,533	65,886
Lease operating expenses	62,144	29,070	153,583	62,900
Total operating expenses	257,383	135,931	820,673	387,145

Net operating profit (loss)	(154,526)	(41,421)	(467,286)	(54,554)

OTHER EXPENSES
Interest expense	(21,147)	(3,852)	(56,693)	(22,771)

Loss from continuing operations	(175,673)	(45,273)	(523,979)	(77,325)
Loss from discontinued operations	-	-	-	(34,330)

Net loss	(175,673)	(45,273)	(523,979)	(111,655)

Dividend applicable to preferred stock	(288,850)	-	(588,389)	-

Net loss applicable to common shareholders	$ (464,523)	$ (45,273)	$ (1,112,368)	$ (111,655)

Basic and diluted net loss per share:
Continuing operations	$ (0.05)	$ (0.00)	$ (0.12)	$ (0.01)
Discontinued operations	-	-	-	-
	$ (0.05)	$ (0.00)	$ (0.12)	$ (0.01)

Weighted average shares outstanding	9,410,063	9,213,986	9,396,875	9,103,327

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (523,979)	$ (111,655)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	19,418	64,098
Asset retirement obligation accretion	10,115	1,788
Common stock issued for services	15,138	-
Changes in operating assets and liabilities
Accounts receivable	9,545	(863)
Inventory	-	(12,764)
Prepaid expenses and other current assets	-	(2,100)
Accounts payable – trade	172,281	(63,603)
Accounts payable – related parties	193,290	-
Accrued expenses	77,950	(10,000)
Net cash used in operating activities	(26,242)	(135,099)

Cash flows from investing activities:
Additions to oil and gas properties	(406,528)	-
Proceeds from farmout of oil and gas properties	261,000	-
Purchase of equipment	(16,815)	(37,067)
Net cash used in investing activities	(162,343)	(37,067)

Cash flows from financing activities:
Proceeds from sale of common stock	-	88,860
Proceeds from issuance of debt	30,000	50,000
Proceeds from issuance of related party debt	90,000	154,000
Principal payments on debt	(5,000)	(60,226)
Payments made on related party advances	-	(50,000)
Net cash provided by financing activities	115,000	182,634

Net change in cash and cash equivalents	(73,585)	10,468
Cash and cash equivalents, at beginning of year	80,355	1,512

Cash and cash equivalents, at end of year	$ 6,770	$ 11,980

Supplemental cash flow information:
Interest paid	$ 19,799	$ 22,771
Income taxes paid	$ -	$ -

Non cash investing and financing activities:
Acquisition of oil and gas properties for stock and debt	$ -	$ (88,656)
Additional capital from sale of subsidiary	-	19,271
Related party payable relieved from acquisition of working interest	-	166,084
Note payable issued for acquisition of oil and gas properties	-	205,548
Stock issued for acquisition of oil and gas properties	-	39,342
Equipment purchased on account	6,145	-
Increase in asset retirement obligation	102,037	-
Liens assumed on oil and gas property	232,526	-

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

2.  GOING CONCERN

As shown in the accompanying financial statements, ECCE incurred net losses applicable to common shareholders of $1,112,368 and $111,655 for nine months ended September 30, 2008 and 2007, respectively.  In addition, ECCE had an accumulated deficit of $1,253,854 and a working capital deficit of $1,678,050 as of September 30, 2008. These conditions raise substantial doubt as to ECCE’s ability to continue as a going concern. Management is working to raise additional capital through the farmout of oil and gas properties, and acquiring additional income producing properties. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.

3.  MANAGEMENT’S FINANCING PLANS

Since inception, ECCE’s working capital needs have been met through operating activities and from financings and loans from its principal shareholder, Sam Skipper and related entities. ECCE anticipates that additional financings and loans may be required to sustain operations in the future. Accordingly, should additional resources be required in 2008, Sam Skipper has committed to provide such additional sources of working capital and financing as necessary to meet the working capital requirements for 2008 and beyond.  However, additional funding will be necessary to develop the properties acquired in 2007.  Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of debt, issuance of securities, sales of properties, farmouts and joint ventures.

4.  OIL AND GAS PROPERTIES

BATEMAN LAKE FIELD

ECCE entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (IOG), concerning the right, title and interest of ECCE in lease no. 1337 on the Bateman Lake Field. In accordance with the terms of the Farmout Agreement, the IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. In accordance with the terms of the Farmout Agreement:

(i)
with regards to well nos. 4, 11, 21 and 26 (the “Partnership Wells”), ECCE retained a 5% carried interest until 120% of payout, at which time such carried interest shall convert to a 25% net profit interest and ECCE shall receive a 25% working interest;

(ii)
with regards to well nos. 9 and 19 (the “Partnership Retained Wells”), ECCE shall retain its 100% working interest in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas from production;

(iii)
with regards to other workover wells, ECCE shall retain a 5% carried working interest in workover operations until 125% of payout and upon 125% of payout, ECCE may elect to continue to receive the 5% carried working interest or convert to a 25% working interest;

(iv)
with regards to other sidetrack wells, ECCE retained a 5% working interest in sidetrack operations until 150% of payout and upon 150% of payout, ECCE may elect to continue to receive the 5% carried working interest or convert to a 25% working interest; and

(v)	ECCE retained a 25% working interest to the first three new drilled wells upon reaching 150% of payout of all costs.

Upon consummation of the Farmout Agreement: (i) the IOG agreed to pay an aggregate $750,000 to ECCE; (ii) ECCE agreed to satisfy any liens on lease no. 1337; and (iii) ECCE entered into an assignment dated January 11, 2008 with the IOG pursuant to which ECCE assigned to the IOG all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field.  ECCE was paid $150,000 towards the $750,000 in the quarter ended September 30, 2008, and has received $261,000 so far during the fiscal year.

As of September 30, 2008, it appears that the drilling commitment for 2008 will not be met and the balance of the $750,000 payments has not been made.  Discussions are under way to amend the agreement.

LOUISIANA SHELF PROPERTY

On February 14, 2008, ECCE purchased an additional 25% of the working interest in Louisiana Shelf East Cameron Block 4, for $10,000 bringing the total working interest owned by ECCE to 100%.  The purchase was approved in December by the trustee, and received final approval in February by the court, whereupon the interest was purchased from the Trustee of the United States Bankruptcy Court.  This provides us with 100% ownership of that concession.

5.  DEBT

SHORT-TERM DEBT – THIRD PARTIES

One of ECCE’s promissory notes for $300,000 had an original maturity date of February 16, 2008.  Pursuant to the terms of the note, ECCE had the option to extend the maturity date 180 days by issuing the lender 5,000 warrants with an exercise price of $1.00 and a term of 24 months. In February 2008, ECCE chose to exercise its option, whereby extending the maturity date of the note to February, 2009 and granting the note holder the 5,000 warrants. The fair value of the warrants is immaterial.

In March 2008, ECCE borrowed $30,000 from a third party. The loan is uncollateralized, bears no interest, has no stated terms of repayment and is classified as payable on demand.  During the third quarter of 2008, $5,000 was paid on this note, leaving a balance of $25,000.

SHORT-TERM DEBT – AFFILIATES

On April 11, 2008, ECCE borrowed $90,000 from a shareholder. The loan is uncollateralized and accrues interest at 10% per annum. It has no stated terms of repayment and is classified a payable on demand.  Subsequent to September 30, 2008, ECCO increased its borrowings by $100,000 from this shareholder.

6.  SHAREHOLDERS’ EQUITY

On June 11, 2008, ECCE issued 5,200 common shares for marketing services valued and expensed at $5,129.

On August 14, 2008 ECCE issued 10,000 common shares for consulting services valued and expensed at $10,010.

The following table provides a summary of the potential dilution of common stock should our Preferred Series B, C and/or D be converted to common stock.  These valuations are as of September 30, 2008, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share.

	Preferred Shares	Preferred Shares @$5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series B	1,000,000	$5,000,000	$400,000	$ 5,400,000	$ 5.00	1,080,000
Series C	660,000	3,300,000	197,458	3,497,458	$ 5.00	699,492
Series D	303,936	1,519,680	90,931	1,610,611	$ 5.00	322,122
Total Common	1,963,936	$9,819,680	$688,389	$10,508,069		2,101,614

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

LS Gas LLC

On approximately September 27, 2007, we entered into an agreement (the “Agreement”) with LS Gas LLC, a Delaware limited liability company (“LS Gas”), which is the general partner of Shelf Partners, L.P., a Delaware limited partnership (the “Limited Partnership”), and the limited partners of the Limited Partnership (collectively, LS Gas and the limited partners are known as the “Sellers”). LS Gas, as the general partner of the Limited Partnership, owns a 0.87% interest in the Limited Partnership and the limited partners collectively own a 99.13% interest in the Limited Partnership. The Limited Partnership is in the oil and gas exploration business and owns certain mineral leases, mineral rights, working interests and other contractual rights. This acquisition provided us with 75% of the working interest.

In accordance with the provisions of the Agreement: (i) the Sellers sold to us 100% of the Sellers’ interest in the Limited Partnership (the “Limited Partnership Interests”); (ii) we paid to the Sellers consideration in the amount of $5,000,000 payable by the issuance of 1,000,000 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The shares of the Series B Preferred Stock will be convertible at the Sellers’ option into shares of our common stock at a conversion price of $5.00 per share equaling 1,000,000 shares of our common stock on a 1 to 1 basis.  We do not anticipate such a conversion in the near future, as our common stock is traded well below the $5 conversion price.

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

Wilson Properties, Reece Revocable Trust
Prior to becoming a public company,  we had obtained from Ronald B. Reece M.D., Trustee of the Ronald B. Reece M.D. Revocable Trust of 2000 (“Reece Revocable Trust”), a 69% working interest in the  E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas

On August 1, 2007, with an effective date of February 1, 2006, we entered into a purchase and sale agreement (the “Agreement”) with Ronald B. Reece M.D., Trustee of the Ronald B. Reece M.D. Revocable Trust of 2000 (“Reece Revocable Trust”). In accordance with the terms and provisions of the Agreement: (i) we acquired from the Reece Revocable Trust a 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas; (ii) we issued to the Reece Revocable Trust an aggregate of 141,750 shares of our restricted Common Stock at $0.26 per share representing an aggregate value of approximately $36,855; and (iii) we issued to the Reece Revocable Trust a promissory note in the principal amount of $205,548 payable in one lump sum payment on or before July 31, 2008 with interest accruing at the rate of 7% per annum payable in monthly installments on the last day of each month with the first installment due on August 31, 2007. The Company purchased the remaining 11% of the Wilson tract working interest, giving us 100% of the working interest.  The Company issued a promissory note for $100,000 to Samurai Corp, payable in full on December 1, 2008 with annual interest of 10%. The principal owner of Samurai Corporation is Sam Skipper, the CEO of ECCO Energy. The transaction is accounted for at historical book value as the transaction is between entities under common control. These acquisitions give the company 100% ownership of the Wilson Lease.

Bateman Lake, St. Mary Parish, Louisiana

On December 1, 2007, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Old Jersey Oil Ventures LLC, a New Jersey limited liability company (“Old Jersey”) and Eugene A. Noser, Jr. (“Noser”), who holds 100% of the total issued and outstanding interests in Old Jersey (the “Membership Interest”), regarding our acquisition of Old Jersey.  In accordance with the terms and provisions of the Share Exchange Agreement, we acquired from Noser all of his Membership Interests in exchange for the issuance of 600,000 shares of the Company’s Series C Preferred Stock, as well as 60,000 shares of the Series C Preferred Stock and 303,936 shares of the Series D Preferred Stock as issued to VTEX lenders for payment of VTEX debt assumed by ECCE.

Old Jersey, together with the Moffat Group, was the holder of approximately $5,900,000.00 in notes (the “Debt”) payable by VTEX Energy, Inc., a Nevada corporation (“VTEX”), collateralized by that certain oil, gas and mineral lease no. 1337 located in the State of Louisiana (the “Bateman Lake Field”).  We also acquired the Debt payable by VTEX to Old Jersey as a result of consummation of the Share Exchange Agreement.

On January 11, 2008, we entered into an assignment of oil, gas and mineral lease (the “VTEX Assignment”) with VTEX pursuant to which VTEX assigned to us all of its right, title and interest in and to lease no. 1337 on the Bateman Lake Field in exchange for $1,000.

The shares of the Series C and D Preferred Stock will be convertible at the Sellers’ option into shares of our common stock at a conversion price of $5.00 per share equaling 1,021,614 of our common stock, assuming conversion at September 30, 2008. (See Note 6 to the consolidated financial statements.)  We do not anticipate such conversion in the near future, as our common share price is well below the $5 conversion price.

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

We are currently in negotiations to provide pipeline connections to the Louisiana Shelf Properties.  Such connections depend on our obtaining permission to connect to existing platforms and pipelines in operation, as well as obtaining funding for building a pipeline from our property to that connecting platform.  The estimated funds required to complete a pipeline connection and begin production from the Louisiana Shelf Properties are $2,500,000.

We entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (IOG), concerning our right, title and interest in lease no. 1337 on the Bateman Lake Field. In accordance with the terms of the Farmout Agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. Under the terms of the Farmout Agreement, as described below in “Material Commitments and Funding”, we will retain a working interest in the wells on the Bateman Lake Field that are the subject of the Farmout Agreement.  The development of the Bateman Lake Properties as described in the farmout agreement has been delayed, and that agreement is expected to be revised. We are currently examining our options on the farmout agreement, as well as negotiating with the oil and gas company which has committed to the drilling projects.  We expect to have the issue resolved during the fourth quarter.

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

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Our net loss for the nine months ended September 30, 2008 was $523,979 compared to a net loss of $111,655 for the nine months ended September 30, 2007 (an increase of $412,324).  The net loss applicable to common shareholders was $1,112,368, representing an additional loss of $588,839 pertaining to the dividend obligation on three issues of preferred stock.  For the nine months ended September 30, 2008, we generated revenue of $353,387 compared to revenue of $332,591 generated for the nine months ended September 30, 2007 (an increase of $20,796). The increase in revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, was affected by the volume and price we received for the sale of our gas and oil production. For the nine months ended September 30, 2008 compared to 2007, we sold 40,143 Mcf less of gas at an average price of $9.20 per Mcf for an average price increase of $2.61 per Mcf.  We sold 153 barrels of oil, 412 barrels less than last year, at an average price of $102 per barrel resulting in an average price increase of $47 per barrel.  The reduction in oil volumes in 2008 was due to production problems in the second quarter of 2008.    This production problem was repaired during August 2008.  This accounts for the comparatively large drop in oil volume for the nine months.

For the nine months ended September 30, 2008, we incurred operating expenses of $820,673 compared to $387,145 incurred for the nine months ended September 30, 2007 (an increase of $433,528). These operating expenses incurred for the nine months ended September 30, 2008 consisted of: (i) depreciation and depletion of $29,533 (2007: $65,886); (ii) general and administrative expenses of $185,447 (2007: $63,177); (iii) lease operating expenses of $153,583 (2007: $62,900); (iv) salaries and compensation expenses of $193,444 (2007: $166,132); and (v) professional and consulting expenses of $258,666 (2007: $29,050).

General and administrative expenses increased due to higher rent charges and office expenses such as copiers and supplies.  Professional and Consulting fees incurred for the nine months ended September 30, 2008 increased primarily due to an increase in accounting and geophysical consulting fees relating to the company’s expansion in the prior year.

Depreciation and depletion of oil and gas properties decreased by $36,353 for the nine months ended September 30, 2008 primarily due to a decrease in gas production (40,143 Mcf) along with a decrease in oil production (412 bbl).

Our lease operating expenses increased to $153,585 during the nine months ended September 30, 2008 primarily attributable to an increase in compressor rental, extra labor to maintain operations, general maintenance and servicing fees and most other expenses related to maintaining the wells.

Interest expense of $56,693 (2007: $22,771) also increased for the nine months ended September 30, 2008 due to loans incurred during fiscal 2007 and 2008.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Our net loss for the three months ended September 30, 2008 was $175,673 compared to a net loss of $45,273 for the three months ended September 30, 2007 (an increase of $130,400).  The net loss applicable to common shareholders was $464,523, representing an additional loss pertaining to the dividends on three issues of preferred stock of $288,850.  For the three months ended September 30, 2008, we generated revenue of $102,857 compared to revenue of $94,510 generated for the three months ended September 30, 2007 (an increase of $8,347). The increase in revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended September 30, 2008, we sold 8,312 Mcf less of gas at an average price of $8.60 per Mcf for an average price increase of $2.71 per Mcf.  For the third quarter, 2008, we sold 121 barrels of oil, 34 barrels less than last year.  For the three months ended September 30, 2007, the price was $82.80 per barrel, compared to $113.72 per barrel for the third quarter 2008, resulting in an increase of approximately $972 in revenue.

For the three months ended September 30, 2008, we incurred operating expenses of $257,383 compared to $135,931 incurred for the three months ended September 30, 2007 (an increase of $121,452). These operating expenses incurred for the three months ended September 30, 2008 consisted of: (i) depreciation and depletion of ($5,245) (2007: $17,645); (ii) general and administrative expenses of $52,248 (2007: $22,261); (iii) lease operating expenses of $62,144 (2007: $29,070); (iv) salaries and compensation expenses of $49,756 (2007: $56,454); and (v) professional and consulting fees of $98,480 (2007: $10,410).

General and administrative expenses increased due to higher rent charges and office expenses such as copiers and supplies.  Professional and Consulting fees incurred for the three months ended September 30, 2008 increased primarily due to an increase in accounting and geophysical consulting fees relating to the company’s expansion in the prior year.

Depreciation and depletion of oil and gas properties decreased by $22,980 for the three months ended September 30, 2008 primarily due to increased accretion on asset retirement obligations expense incurred as a result of the purchase of the Louisiana Shelf and Bateman Lake properties, combined with an adjustment to the depletion account of Wilson Properties relating to the decrease in oil and gas production.

Our lease operating expenses increased by $33,074 during the three months ended September 30, 2008 primarily attributable to an increase in compressor rental, extra labor to maintain operations, general maintenance and servicing fees and most other expenses related to maintaining the wells.

Interest expense of $21,147 (2007: $3,852)  increased by $17,295 for the three months ended September 30, 2008 due to loans incurred during fiscal 2007 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2008,

At September 30, 2008, our current assets were $32,230 and our current liabilities were $1,710,280, which resulted in a working capital deficiency of $1,678,050.  At September 30, 2008, our total assets were $11,479,023 consisting of: (i) $32,230 in cash and accounts receivable; (ii) $11,657,445 in oil and gas properties; and (iii) $51,179 in equipment less (iv) accumulated depletion and depreciation of $261,831.  There was an increase of $400,505 in total assets from the year ended 2007, resulting from increases in Oil and Gas Properties.

At September 30, 2008, our total liabilities were $1,885,365 consisting of: (i) $241,196 in accounts payable - trade; (ii) $213,176 in accounts payable – related parties; (iii) $580,548 in short - term debt – third parties; (iv) $240,000 in short - term debt – affiliates (v) $175,086 in asset retirement obligation and (vi) $435,360 in accrued expenses.
Stockholders’ equity decreased from $10,102,497 at December 31, 2007 to $9,593,657 as of September 30, 2008.  This was primarily due to the loss for the first nine months of 2008.

Our working capital deficiency to date has been funded by advances from short term loans from individual investors and from Samurai Operating Company, a related party.  Over the next twelve months, assuming funds become available from our financing efforts, we plan to extinguish our short-term debt and obtain funding to begin production on several of the properties that we have acquired over the last year.

Cash Flows

During the nine months ended September 30, 2008, net cash decreased to $6,770 from $80,355 at December 31, 2007.  The cash was used primarily to meet working capital requirements for operations and additions to oil and gas properties.

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the nine months ended September 30, 2008 was affected by a slight increase in revenues from oil and gas properties, as well as increased expenses for the operation of the company as well as the expenses involved in preparing properties for production and research into future drilling and exploration.

Cash Flows from Investing Activities

We received $261,000 of the $750,000 due from another company in regards to the farmout of the Bateman Lake properties.  We anticipate the remaining balance of $489,000 to be received during the current fiscal year, subject to any changes in the farmout agreement. See Material Commitments and Funding.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. For the nine months ended September 30, 2008, net cash flows provided by financing activities were $115,000 which was received from lenders.

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

The short-term debts, for both third parties and affiliates decreased by $5,000, to $820,548 during the current quarter.  These notes contain interest rates between 7 and 12 percent.  A total of $240,000 of these notes is from affiliates, and $580,548 is from third parties.  The $300,000 note from Ray Nesbitt was extended for nine months on February 16, 2008.  The consideration was an additional 5,000 warrants exercisable at $1 per share, bringing the total warrants to be issued to 35,000.  The value of the warrants at the time of this report is considered to be immaterial.

MATERIAL COMMITMENTS AND FUNDING

BATEMAN LAKE FIELD

We entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (IOG), concerning our right, title and interest in lease no. 1337 on the Bateman Lake Field. In accordance with the terms of the Farmout Agreement, IOG has the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. In accordance with the terms of the Farmout Agreement:

(i)
with regards to well nos. 4, 11, 21 and 26 (the “Partnership Wells”), we retained a 5% carried interest until IOG has received 120% of its costs, at which time such carried interest shall convert to a 25% net profit interest and we shall receive a 25% working interest;

(ii)
with regards to well nos. 9 and 19 (the “Partnership Retained Wells”), we shall retain our 100 % working interest in the Partnership Retained Wells and rights to any proceeds received for the sale of oil and/or gas from production;

(iii)
with regards to other workover wells, we shall retain a 5% carried working interest in workover operations until IOG has received 125% of its costs, at which time we may elect to continue to receive the 5% carried working interest or convert to a 25% working interest;

(iv)
with regards to other sidetrack wells, we retained a 5% working interest in sidetrack operations until IOG has received 150% of its costs, at which time we may elect to continue to receive the 5% carried working interest or convert to a 25% working interest; and

(v)	we retained a 25% working interest to the first three new drilled wells upon after IOG has recovered 150% of its costs.

Upon consummation of the Farmout Agreement: (i) IOG agreed to pay us an aggregate $750,000; (ii) we agreed to satisfy any liens on lease no. 1337; and (iii) we entered into an assignment dated January 11, 2008 with IOG pursuant to which we assigned to IOG all of our right, title and interest in and to lease no. 1337 on the Bateman Lake Field.  We were paid $150,000 towards the $750,000 in the quarter ending September 30, 2008, and have received $261,000 so far during the fiscal year.

It is the Company’s intent that the Series C and D Preferred Stock shall be redeemed out of future earnings generated from lease no. 1337 on the Bateman Lake Field.  As of September 30, 2008 it is doubtful that the drilling commitments of the Farmout Agreement will be met within the allotted timeframe.  Discussions are underway to modify the agreement to allow for the problems relating to weather and other unforeseen circumstances. We anticipate having a modified agreement during the fourth quarter.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2008. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Thomas concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2008, we issued 5,200 common shares for marketing services valued and expensed at $5,129.

On August 14, 2008, we issued 10,000 common shares for marketing services valued and expensed at $10,010.

The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were issued in a privately negotiated transaction with persons with whom we had prior material business relations and were restricted from resale.

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

ECCO ENERGY CORP.

Date: November 14, 2008	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title: President and CEO

Date: November 14, 2008	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO