Form 10KSB/A
period 2007-12-31
ECCO Energy Corp.
filed 2008-12-18
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A
(Amendment No. 3)

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

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No [    ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]  No [ X ]

The issuer’s total revenues for the year ended December 31, 2007 were $434,245.

Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
            Class                                                                           Outstanding as of November 7, 2008
Common Stock, $0.001 par value                                                                 [_____________]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

EXPLANATORY NOTE

This Amendment is filed to correct the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer filed with Form 10KSB/A Amendment No. 2.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO ENERGY CORP.

Date: December 7, 2008	By: /s/ Samuel M. Skipper
Name: Samuel M. Skipper
Title: President and CEO

Date: December 7, 2008	By: /s/ N. Wilson Thomas
Name: N. Wilson Thomas
Title: CFO