Form 10KSB/A
period 2007-12-31
ECCO Energy Corp.
filed 2008-12-19
CIK 847416

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

Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [  ] No [    ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [  ]

The issuer’s total revenues for the year ended December 31, 2007 were $434,245.

Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:'
                Class                                                                           Outstanding as of April 21, 2008
Common Stock, $0.001 par value                                                                                                                     9,374,753

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

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

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)
3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)
3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate (1)
4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2000. (2)
4.4	Assignment, Conveyance and Bill of Sale with respect to 37% working interest in the Wilson Wells (3)
10.1	2005 Directors, Officers and Consultants Stock Option, Stock Warrants and Stock Awards Plan.(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 7, 2005.
(2) Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006..
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

ECCO ENERGY CORP.

Date: December 19, 2008	By: /s/ Samuel M. Skipper
Name: Samuel M. Skipper
Title: President and CEO

Date: December 19, 2008	By: /s/ N. Wilson Thomas
Name: N. Wilson Thomas
Title: CFO