Form 10-K
period 2008-12-31
ECCO Energy Corp.
filed 2009-04-15
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes     ☐ No

Indicate by check mark if disclosure if delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                           Accelerated filer ☐
Non-accelerated filer    ☐                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes     ☒ No

The issuer’s total revenues for the year ended December 31, 2008 were $432,959

The number of outstanding shares of common stock, as of April 14, 2009, was 9,624,954.

The aggregate market value of non-affiliated common stock as of June 30, 2008 was $3,493,457.

Index

FORWARD LOOKING STATEMENTS

The statements included or incorporated by reference in this Annual Report of ECCO Energy Corp. (“ECCE” or “Company”), other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Item 1. Description of the Business”, “Item 1.A. Risk Factors,” and “Item 6.-Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Available Information

The Company files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

We are an independent oil and gas company engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided both producing and non producing assets. Our principal assets are oil and gas properties, including a 100% working interest in oil and gas producing properties located in Nueces County, Texas, and non producing properties in St. Mary’s Parish, Louisiana and in Cameron Parish, Louisiana.

Index

OUR OPERATIONS

To date, we have acquired interests in 330 gross acres of oil and gas leases located in the State of Texas. These properties are producing.   We have also acquired non producing properties, specifically Louisiana State Lease Number 17742 in Block 4, covering 600 acres in the East Cameron Area in Cameron Parish, Louisiana (“Louisiana Shelf Property”).  This property was acquired through our acquisition of all the general and limited partner interests of Louisiana Shelf Partners, LP (“Louisiana Shelf Partners”).  We also acquired oil, gas and mineral lease no. 1337 located in the State of Louisiana, from VTEX Energy Inc. (the “Bateman Lake Field”).  Our goal is to bring one property online during 2009 and the other in 2010.

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.  There are no payments due until September 30, 2009, at which time, the entire unpaid balance of principal and accrued interest is due.  The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.

We plan to target additional exploration and developmental properties for acquisition. Our ability to complete any acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms that are acceptable to us. No potential acquisition properties have been specifically identified as of the date hereof.

OIL AND GAS PROPERTIES

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

We own 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas The Wilson field is currently producing oil and gas, and is the only field providing revenue to ECCE.  ECCE’s goal for 2009 is to maintain, or increase production at the Wilson Properties lease.  We anticipate capital expenditures of approximately $465,000 during 2009.  These funds will need to be raised in order for the drilling to occur..

BATEMAN LAKE FIELD – ST. MARY’S PARISH, LOUISIANA

In December 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Old Jersey Oil Ventures LLC, a New Jersey limited liability company (“Old Jersey”) and Eugene A. Noser, Jr. (“Noser”), who held of record 100% of the total issued and outstanding interests in Old Jersey (the “Membership Interest”), regarding acquisition by the Company of Old Jersey. In accordance with the terms and provisions of the Share Exchange Agreement, the Company  acquired from Noser all of his Membership Interest in exchange for the issuance of 600,000 shares of the Company’s Series C Preferred Stock and 303,936 shares of the Company’s Series D Preferred Stock.

Old Jersey, together with the Moffat Group, were holders of approximately $5,900,000 in notes (the “Debt”) payable by VTEX Energy, Inc., a Nevada corporation (“VTEX”), relating to the Bateman Lake Field. In January 2008, the Company entered into an assignment of oil, gas and mineral lease (the “VTEX Assignment”) with VTEX pursuant to which VTEX assigned to the Company all of its right, title and interest in the Bateman Lake Field in exchange for $1,000.   As a result of the VTEX Assignment, the Company acquired 100% of the interest in the Bateman Lake Field. The Company also assumed the Debt payable by VTEX to Old Jersey.

The lease consists of 14 non-producing oil and gas wells on Louisiana State Lease No. 1337, in St. Mary’s Parish, Louisiana.  As of December 31, 2008, there is no oil and gas production from this concession.

In January 2008, we entered into a farmout agreement (the “Farmout Agreement”) with an independent oil & gas corporation (the IOG), concerning our interest in the Bateman Lake Field. In accordance with the terms of the Farmout Agreement, the IOG had the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field.

Upon consummation of the Farmout Agreement: (i) the IOG agreed to pay us an aggregate $750,000; (ii) we agreed to satisfy any liens on the Bateman Lake Field; and (iii) we agreed to assign to the IOG all of our interest in and to the Bateman Lake Field, subject to the satisfaction of certain conditions.  We were paid nonrefundable amounts of $261,000 towards the $750,000 in the year ending December 31, 2008.  The agreement contained drilling committments that required the IOG to complete a certain number of wells during 2008 and 2009.

Index

During the third quarter of 2008, IOG notified us that the drilling commitments of the Farmout Agreement would not be met within the allotted timeframe.  As of December 31, 2008 the agreement had been terminated.  We are exploring other avenues to raise funds, farmout or monetize the Bateman Lake Field.

ECCE continues to look for drilling partners for the Bateman Lake Field.  We are considering farmouts and other means to develop the field.  As of the date of this report, there has been no agreement reached to begin such a program.

LOUISIANA SHELF PROPERTY – CAMERON PARISH, LOUISIANA

On September 28, 2007, we executed an agreement pursuant to which we acquired all of the assets of Louisiana Shelf Partners for $5,000,000 by issuing 1,000,000 shares of Series B Convertible Preferred Stock. Louisiana Shelf Partners owned the Louisiana Shelf Property, consisting of Louisiana State Lease Number 17742 in Block 4, covering 600 acres in the East Cameron Area in Cameron Parish, Louisiana.  The Louisiana Shelf Property consists of two wells:  the #1 well, proved developed non-producing (“PDNP”), and the #2 well, which is a proved undeveloped location (“PUD”).  The #1 well is not connected to any platform or other pipeline and is currently not in production, and the #2 well has not been drilled.  We believe the #1 well will begin producing upon completion of a pipeline connection for transportation of gas production.  We are currently in negotiations to build a pipeline to a nearby platform at an estimated cost of $900,000.

On February 14, 2008, the Company purchased an additional 25% of the working interest in Louisiana Shelf Property from the trustee of assets then held in bankruptcy in exchange for $10,000, bringing the total working interest owned by the Company to 100%.  As a result, we currently own 100% of the interests in the Louisiana Shelf Property.

We are in active negotiations to bring the first well into production.  Due to the capital required, we will need to partner with another firm.  We are hopeful an agreement will be reached during the second quarter 2009.

OHIO PIPELINE

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.  There are no payments due until September 30, 2009, at which time, the entire unpaid balance of principal and accrued interest is due.  The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.

Negotiations are underway with Samurai Corp to provide compensation for the use of the ECCE pipeline. A sale or lease of the pipeline is also a possibility.

COMPETITION

We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business for much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

OIL AND GAS EXPLORATION REGULATION

The Company’s oil and gas exploration, including future production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry adds to our cost of doing business and affects our profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact of complying with such laws.

Index

The Company’s oil and gas exploration and future production operations are and will be affected by state and federal regulation of gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Regulation of Sale and Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Sale and Transportation of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, the FERC issued Order No. 636 and a series of related orders to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines’ traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

Index

In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before the FERC and the courts. The natural gas industry historically has been very heavily regulated. Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states on shore and in state waters. Although its policy is still in flux, FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting natural gas to point of sale locations.

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

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

Index

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. Oil and gas operations may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants, including volatile organic compounds, nitrous oxides, and hydrogen sulfide. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

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

The Oil Pollution Act of 1990, or OPA, which amends and augments the Clean Water Act, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. In addition, OPA and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. OPA also requires certain oil and natural gas operators to develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

Endangered Species, Wetlands and Damages to Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the CWA and CERCLA. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration or production or seek damages to species, habitat, or natural resources resulting from filling or construction or releases of oil, wastes, hazardous substances or other regulated materials.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize and/or disclose information about hazardous materials stored, used or produced in our operations.

Index

Recent studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. Additionally, the U.S. Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the U.S. Environmental Protection Agency abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. This Supreme Court decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in U.S. federal courts in a manner unfavorable to our industry. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Texas Railroad Commission

The State of Texas has promulgated certain legislative rules pertaining to exploration, development and production of oil and gas that are administered by the Texas Railroad Commission. The rules govern permitting for new drilling, inspection of wells, fiscal responsibility of operators, bonding wells, the disposal of solid waste, water discharge, spill prevention, liquid injection, waste disposal wells, schedules that determine the procedures for plugging and abandonment of wells, reclamation, annual reports and compliance with state and federal environmental protection laws. We believe that we will function in compliance with these rules.

Private Lawsuits

In addition to claims arising under state and federal statutes, where a release or spill of hazardous substances, oil and gas or oil and gas wastes have occurred, private parties or landowners may bring lawsuits against oil and gas companies under state law. The plaintiffs may seek property damages, personal injury damages, remediation costs or injunctions to require remediation or restoration of contaminated property, soil, groundwater or surface water. In some cases, oil and gas operations are located near populated areas and emissions or accidental releases could affect the surrounding properties and population.

EMPLOYEES

Samuel Skipper is our President and Chief Executive Officer and N. Wilson Thomas is our Chief Financial Officer. These individuals are primarily responsible for the majority of our day-to-day operations. Other services may be provided by outsourcing and consultants and special purpose contracts. We currently employ five persons on a full time basis and contract with approximately two individuals for ongoing services provided to us. On March 1, 2009, the Company hired Ray Ward as Chief Operating Officer, increasing the total number of employees to six.

ORGANIZATIONAL HISTORY

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

On October 19, 2005, Robert E. Williams sold to Samuel Skipper approximately 28,800,000 shares of common stock of J R Bassett Optical Inc. for nominal consideration and our name was subsequently changed to Samurai Energy Corp. On June 30, 2006, The Company, Samurai Energy Corp. (“Samurai Energy”), and SEI Acquisition Corp., the wholly owned subsidiary of Samurai Energy (“SEI”), entered into an agreement and plan of merger (the “Merger Agreement”). In accordance with the terms and provisions of the Merger Agreement and Nevada law: (i) each three shares of the Company were exchanged for one fully paid non-assessable share of the common stock of Samurai Energy, pursuant to which Samurai Energy issued an aggregate of 1,415,999 shares of its common stock to the shareholders of the Company; (ii) the separate corporate existence of SEI ceased; and (iii) the Company was the surviving entity. After completion of the transactions contemplated by the Merger Agreement, the Company became a wholly-owned subsidiary of Samurai Energy and Samurai Energy merged with and into the Company for the purpose of reincorporating under the laws of Nevada. On August 28, 2006, the reincorporation became effective resulting in Samurai Energy continuing its corporate existence in the State of Nevada under the name ECCO Energy Corp.

Index

The acquisition has been accounted for as a business combination between entities under common control similar to a pooling of interest. Prior to the Merger Agreement, Samurai and the Company were controlled by the same management group and had certain common ownership interests in their respective common stock. Therefore, the Company recorded the acquisition of the Company at the carrying value of the assets acquired with no adjustment for the fair value of the assets acquired.

On March 14, 2007, our shares of common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol: “ECCE.OB.”  Our transfer agent is Standard Registrar and Transfer, Draper, UT.

INSURANCE

We currently maintain insurance coverage in amounts that we deem reasonable for our current operations.

RESEARCH & DEVELOPMENT

During each of the last two fiscal years, the Company has not expended any capital on research and development activities.

ITEM 1.A.  RISK FACTORS

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

Risks Related to our Financial Condition

We are an early stage business and, as such, there is a risk of failure.

Any investment in ECCE should be considered a high-risk investment because investors will be placing funds at risk in an early stage business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in ECCE unless they can afford to lose their entire investment.  Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our limited business history will make it difficult for you to analyze or to aid you in making an informed judgment concerning the merits of an investment in ECCE.

We currently have revenues, but we are not profitable.

For the year ended December 31, 2008, the Company had revenues of approximately $432,959.  During this period, the Company had a net loss of ($2,040,477).  There can be no assurance that the Company will have income from operations or net income in fiscal 2009 or thereafter.

Index

We have negative cash flow from operations.

We have experienced losses and negative cash flows from operations since our inception. These conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity. There can be no assurance that we will ever be able to generate positive cash flow from operations.

We will need additional capital in 2009 to implement our business plan and/or meet our financial obligations.

At December 31, 2008, we had a working capital deficit of ($2,413,238).  We will need to raise additional capital in the second quarter of 2009 to fund general corporate working capital needs.  Additionally, in 2009 the Company will be required to (i) repay a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest, (iii) a $25,000 note to Louisiana X Partners, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, and (iv) a $25,000 note to Bamco Inc, plus accrued interest, in connection with the purchase of the Louisiana Shelf property.  We also have a $444,821 demand note payable to Samurai Corp. and to Sam Skipper, with no interest due.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

We will need to obtain additional financing to complete further exploration.

A substantial portion of our proved oil and gas reserves are undeveloped.  At December 31, 2008, we estimated that we would require a total of $15 million of development costs to recover approximately $38 million of discounted pretax cash flows from our reserves.

We will require significant additional financing in order to continue our exploration, development and production activities and our assessment of the commercial viability of our properties. Furthermore, if the costs of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. Although we have generated revenue from operations, we are experiencing a negative cash flow. Accordingly, the only other sources of funds presently available to us may be through the sale of equity or through debt financing. It is possible that debt financing may not be an alternative to us, due to the general instability of the credit market in the current economic environment. Alternatively, we may finance our business by offering an interest in prospective oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions. If we are unable to obtain this additional financing, we will not be able to continue our business activities and our assessment of the commercial viability of our properties. Further, if we are able to establish that development of our properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our properties into production and recover our investment.

Risks Related to our Business

We depend on successful exploration, development and acquisitions to maintain revenue in the future.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. Additionally, the business of exploring for, developing, or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves will be impaired unless other external sources of capital become available. In addition, we may be required to find partners for any future exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

Index

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

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves. In order to prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires that economic assumptions be made about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices received, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

Index

As part of our growth strategy, we intend to acquire additional oil and gas properties.

As part of our growth strategy, we intend to acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods that may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If we fail to drill in a timely manner on our properties, the State may cancel our leases. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

Index

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

Index

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

The oil and gas industry in which we operate involves many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards.

Our success largely depends on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface fractures; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. 1(xi) weather related events such as hurricanes can cause disruption of deliveries or destruction of producing facilities, either on or off shore.  Such damage may be to our facilities or to facilities operated by other companies needed for the delivery of our production.

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

Our producing properties are located in regions which make us vulnerable to risks associated with operating in a limited number of geographic areas, including the risk of damage or business interruptions from hurricanes.

Our properties are geographically located in the Texas Gulf Coast region. As a result, we may be affected by any delays or interruptions in production or transportation in these areas caused by governmental regulation, transportation capacity constraints, natural disasters, regional price fluctuations or other factors.

Such disturbances could in the future have any or all of the following adverse effects on our business:

•	interruptions to our operations as we suspend any production in advance of an approaching storm;

•	damage to our facilities and equipment, including damage that disrupts or delays any production; and

•	disruption to any transportation systems we may rely upon for delivery.

Terrorist attacks aimed at our energy operations could adversely affect our business.

The continued threat of terrorism and the impact of military and other government action has led and may lead to further increased volatility in prices for oil and natural gas and could affect these commodity markets or the financial markets used by us. In addition, the U.S. government has issued warnings that energy assets may be a future target of terrorist organizations. These developments have subjected our oil and natural gas operations to increased risks. Any future terrorist attack.

Index

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

We may not be able to keep pace with technological developments in our industry.

The natural gas and oil industry is characterized by rapid and significant technological advancements and introduction of new products and services which utilize new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or competitive pressures may force us to implement those new technologies at substantial costs. In addition, other natural gas and oil companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we are able to. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, and results of operations could be materially adversely affected.

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

Index

We may not have enough insurance to cover all of the risks that we face and operations of prospects in which we participate may not maintain or may fail to obtain adequate insurance.

We cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. The impact of recent hurricanes has resulted in escalating insurance costs and less favorable coverage terms.

Oil and natural gas operations are subject to particular hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

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

We may experience difficulty in achieving and managing future growth.

We may not be successful in upgrading our technical, operations, and administrative resources or in increasing our ability to internally provide certain of the services currently provided by outside sources, and we may not be able to maintain or enter into new relationships with project partners and independent contractors. Our inability to achieve or manage growth may adversely affect our financial condition and results of operations.

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

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 9,424,952 shares of common stock issued and outstanding, 100,000 of our Series A convertible preferred stock (“Series A Preferred Stock”) issued and outstanding , 1,000,000 or our Series B convertible preferred stock (“Series B Preferred Stock”)issued and outstanding, 660,000 of our Series C convertible preferred stock (“Series C Preferred Stock”)issued and outstanding, and 303,936 of our Series D convertible preferred stock (“Series D Preferred Stock”).  Each share of our preferred stock is convertible into one share of our common stock. As of the date of this Annual Report, there are 7,744,177 outstanding shares of our common stock and 2,063,936 outstanding shares of our preferred stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.  In the event that any of the convertible preferred shares of stock are converted into shares of common stock, such shares may be available for immediate resale which could have an adverse effect on the price of our common stock.

Index

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

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. We have also issued preferred stock classes A, B, C and D. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

There is not now, and there may not ever be, an active market for the Company’s common stock.

There currently is a limited public market for the Company’s common stock.  Further, although the common stock is currently quoted on the Over-the-County Bulletin Board, trading of its common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in the common stock for an indefinite period of time.  This severely limits the liquidity of the common stock, and would likely have a material adverse effect on the market price of the common stock and on the Company’s ability to raise additional capital.

The Company cannot assure you that our common stock will become liquid or that the common stock will be listed on a securities exchange.

Until the common stock is listed on an exchange, the Company expects its common stock to remain eligible for quotation on the Over-the-County Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.”  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock.  In addition, if the Company fails to meet the criteria set forth in the SEC regulations, various requirements would be imposed by law on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect the liquidity of the common stock.  This would also make it more difficult for the Company to raise additional capital.

Index

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

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future.  Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our common stock.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

We leased our principal office space located at 3315 Marquart St, Ste. 206, Houston, Texas 77027 on a month to month basis, which lease was originally cancelable with a thirty day notice. During 2008, we increased the amount of space leased from approximately 2,200 to 9,750 square feet.  On January 1, 2009, we signed a  lease through 2014 on the office space at the 3315 Marquart St. location.  During fiscal year ended December 31, 2008, aggregate rent expense was $61,457. The office space cost was   $4,800 per month during 2008, and is escalating to $14,625 per month in 2009.  The building at Marquart Street is 40% owned by our CEO, Sam Skipper.

Our principal assets are oil and gas properties, including a 100% working interest in oil and gas producing properties located in Nueces County, Texas, and non producing properties in St. Mary’s Parish, Louisiana and in Cameron Parish, Louisiana.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since March 14, 2007, our shares of common stock have traded on the Over-the-Counter Bulletin Board under the symbol: “ECCE.OB”. The market for our common stock is and will be limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as compiled by Pink Sheets LLC. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.06	$0.05
September 30, 2008	$1.01	$0.06
June 30, 2008	$1.01	$0.51
March 31, 2008	$0.95	$0.25
December 31, 2007	$1.58	$0.30
September 30, 2007	$0.45	$0.26

As of April 6, 2009, we had 166 shareholders of record.

DIVIDEND POLICY

No dividends have ever been declared by the board of directors on our common stock. We do not intend to pay cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we have one equity compensation plan titled the 2005 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Awards Plan (the “Plan”).  On December 14, 2005, our board of directors approved and adopted the Plan. The Plan provides for the issuance of 100,000 shares of common stock.  As of the date of this Quarterly Report, we have not granted any options under the Plan or outside of any plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal years ended December 31, 2008 and 2007, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.  The issuances of these equity securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipient of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.  Unless otherwise noted, no sales commissions were paid.

Common Stock

During 2007, we issued 251,750 shares of our common stock to Ronald E. Reece M.D. in connection with the purchase of the 20% working interest in the Wilson Properties.

During 2007, we issued 75,000 shares of our common stock to an investor for aggregate proceeds of $30,000.

Index

During the first quarter of 2008, we corrected errors relating to the issuance of shares prior to our change in stock transfer agents.  We determined that a total of 25,005 shares were not properly recorded during 2007 and prior years.  These shares were issued to correct prior errors relating to the former transfer agent.

On June 11, 2008, we issued 5,200 common shares for marketing services valued and expensed at $5,129.

On August 14, 2008 we issued 10,000 common shares for consulting services valued and expensed at $10,010.

On October 1, 2008 we issued 10,000 common shares for consulting services valued and expensed at $10,010

Preferred Stock

On September 28, 2007, we issued 1,000,000 shares of our Series B Preferred Stock to an aggregate of 16 individuals and entities in connection with the acquisition of the Louisiana Shelf Property valued at $5,000,000.

In December 2007, we issued to one individual 660,000 shares of our Series C Preferred Stock valued at $3,300,000 and 303,936 shares of the our Series D Preferred Stock valued at $1,519,680 in connection with the acquisition of the Bateman Lake Field.

Description of Our Preferred Stock

In addition to our common stock, we are authorized to issue up to 10,000,000 shares of preferred stock, par value $.001.  As of the date of this Annual Report, we have issued and outstanding 100,000 shares of our Series A Preferred Stock, 1,000,000 shares of our Series B Preferred Stock, 660,000 shares of our Series C Preferred Stock, and 303,936 shares of our Series D Preferred Stock.

Series A Preferred Stock:

On July 17, 2006, in connection with the merger, ECCE issued 100,000 shares of preferred stock to Mr. Skipper.  The preferred stock of ECCE was valued at $27,000 and recorded as compensation expense.  The preferred stock is entitled to the number of votes equal to all votes of other security holders plus one vote. As a result, Mr. Skipper has voting control of ECCE.

Series B Preferred Stock

The Series B Preferred Stock, with an initial value of $5.00 per share, ranks senior to the Series A Preferred Stock, and ranks in parity as to dividends and liquidation rights with our Series C Preferred Stock and Series D Preferred Stock. So long as any Series B Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series B Preferred Stock without the approval of the holders of two-thirds of the outstanding Series B Preferred Stock. The holders of the outstanding shares of Series B Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Company (other than the holders of Series C Preferred Stock and Series D Preferred Stock), cumulative dividends whether or not declared, and accruing from issuance at a per share amount equal to 8% per annum of the initial value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of any other shares of capital stock (other than the holders of Series C Preferred Stock and Series D Preferred Stock), but only after all distributions to holders of Series B Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the initial value plus the amount of any accrued but unpaid dividends due for each share of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into fully paid and nonassessable shares of our common stock determined by dividing the initial value of the Series B Preferred Stock plus the amount of accrued and unpaid dividends due thereon by the conversion price.  The initial conversion price is $5.00, and is subject to adjustment.  Lastly, in addition to the rights discussed above of the holders of the Series B Preferred Stock, at any time after June 15, 2008, and provided a triggering event has occurred, each holder of Series B Preferred Stock shall have the right at such holder’s option to require us to redeem for cash all or a portion of such holder’s shares of Series B Preferred Stock at a price per share equal to the liquidation amount. A “triggering event” shall mean that the wells owned or operated by the limited partnership have generated an aggregate of 1,500,000,000 cubic feet of natural gas.  No triggering event has occurred as of the filing of this Annual Report.

Index

Series C Preferred Stock

The Series C Preferred Stock, with an initial value of $5.00 per share, ranks senior to the Series A Preferred Stock, and ranks in parity as to dividends and liquidation rights with our Series B Preferred Stock and Series D Preferred Stock. So long as any Series C Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of two-thirds of the outstanding Series C Preferred Stock. The holders of the outstanding shares of Series C Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Company (other than the holders of Series B Preferred Stock and Series D Preferred Stock), cumulative dividends whether or not declared, and accruing from issuance at a per share amount equal to 8% per annum of the initial value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series C Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of any other shares of capital stock (other than the holders of Series B Preferred Stock and Series D Preferred Stock), but only after all distributions to holders of Series C Preferred Stock have been made in an amount per share of Series C Preferred Stock equal to 100% of the initial value plus the amount of any accrued but unpaid dividends due for each share of Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible into fully paid and nonassessable shares of our common stock determined by dividing the initial value of the Series C Preferred Stock plus the amount of accrued and unpaid dividends due thereon by the conversion price.  The initial conversion price is $5.00, and is subject to adjustment.

Series D Preferred Stock

The Series D Preferred Stock, with an initial value of $5.00 per share, ranks senior to the Series A Preferred Stock, and ranks in parity as to dividends and liquidation rights with our Series B Preferred Stock and Series C Preferred Stock. So long as any Series D Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series D Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series D Preferred Stock. The holders of the outstanding shares of Series D Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Company (other than the holders of Series B Preferred Stock and Series C Preferred Stock), cumulative dividends whether or not declared, and accruing from issuance at a per share amount equal to 8% per annum of the initial value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series D Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of any other shares of capital stock (other than the holders of Series B Preferred Stock and Series C Preferred Stock), but only after all distributions to holders of Series D Preferred Stock have been made in an amount per share of Series D Preferred Stock equal to 100% of the initial value plus the amount of any accrued but unpaid dividends due for each share of Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into fully paid and nonassessable shares of our common stock determined by dividing the initial value of the Series D Preferred Stock plus the amount of accrued and unpaid dividends due thereon by the conversion price.  The initial conversion price is $5.00, and is subject to adjustment.

Commencing upon the occurrence of a Triggering Event (as defined below), the Corporation shall have the obligation to redeem on a pro-rata basis, but only for cash, in an amount equal to  thirty and 19/100 (30.19%) percent of  all proceeds received by the Corporation under the provisions of that certain Farmout Agreement between the Corporation and Jurasin Oil & Gas, Inc. (the “Farmout Agreement”) dated January 11, 2008 (“Proceeds”) from the Property (as defined below), all or a portion of the holder’s shares of Series D Convertible Preferred Stock at a price per share of Series D Convertible Preferred Stock equal to the Liquidation Amount (for this purpose, the “Redemption Price”). “Triggering Event” shall be the date on which the Corporation first receives Proceeds. The Property shall mean the Corporation’s interest in State of Louisiana Lease No. 1337 (“Lease No. 1337”) located in St. Mary and Terrebonne Parishes in Louisiana.

In the event that the Triggering Event has not occurred within nine (9) months from the date of the filing of this designation with the Secretary of State of the State of Nevada or after the Triggering Event no redemptions have occurred for a period of three (3) consecutive calendar months, the Corporation shall have the obligation to redeem on a pro-rata basis, but only for cash, in an amount equal to thirty and 19/100 (30.19%) percent of all net proceeds received by the Corporation from the Property.  The term “Net Proceeds” as used in the previous sentence shall be the total receipts by the Corporation less any royalty, overriding royalty, net profits, severance and ad valorem taxes and reasonable lease operating expenses and capital costs attributable to the Property which are usual and customary in the industry.  Should the Corporation develop the mineral interests which are subject to the Farmout Agreement in whole or in part and/or enter into a subsequent development arrangement to develop such mineral interests after the termination of the Farmout Agreement, the Corporation shall have the obligation to redeem on a pro-rata basis, but only for cash, in an amount equal to thirty and 19/100 (30.19%) percent of all proceeds received by the Corporation under such development and/or under the provisions of such development arrangement.

Index

The following table provides a summary of the potential dilution of common stock should our Series B, C and/or D Preferred Stock be converted to common stock.  The Series A Preferred Stock is not convertible.  These valuations are as of December 31, 2008, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share.

	Preferred	Preferred	Accrued	Conversion	Conversion	Number of Common Shares
	Shares	Shares @$5.00	Dividends	Valuation	Price	Issued upon Conversion
Series B	1,000,000	$5,000,000	$500,000	$5,500,000	$5.00	1,100,000
Series C	660,000	3,300,000	264,000	3,564,000	$5.00	712,800
Series D	303,936	1,519,680	121,574	1,641,254	$5.00	328,250
Total Common	1,963,936	$9,819,680	$885,574	$10,705,254		2,141,050

Warrants

In  March 2008, and in September 2008, we issued a warrant to a third party to acquire up to 30,000 and 5,000 shares of common stock at an exercise price of $1.00 per share, with 30,000 shares expiring on March 19, 2010, and 5,000 shares expiring on September 30, 2010, as additional consideration in connection with a debt financing.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2008 and 2007, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Over the next twelve months our strategy is to grow and develop our asset base.   In addition, we plan to use what we believe to be innovative and sound engineering principles to enhance existing production and to acquire additional operated, as well as non-operated properties.  Our goal is to (i) develop our existing properties so that sufficient cash flow is obtained to meet our internal financing needs and (ii) sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

Index

The execution of our growth strategy is dependent on a number of factors including oil and gas prices, the availability of oil and gas properties that meet our economic criteria and the availability of funds on terms that are acceptable to us, if at all. There is no assurance that these factors will occur. We will require additional capital to meet our long term operating requirements. Our plan is to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Our net loss applicable to common stockholders for 2008 was $2,040,477 compared to a net loss of $341,155 for the year ended 2007 (a decrease of $1,699,322). The net loss was $1,154,903, or $.11 per share compared to $241,155 or $0.03 per share in 2007.

During 2008, we generated revenue of $432,959 compared to revenue of $468,831 during 2007 (a decrease of $35,872). The decrease in revenues during 2008 compared to 2007 was attributable to a decline in total production sales from 17,990 barrels oil equivalent (“BOE”) in 2007 to 9,968 BOE in 2008, resulting from depletion of the Wilson Properties.

During 2008, we incurred operating expenses of $1,444,689 compared to $652,992 incurred during 2007 (an increase of $791,697). These operating expenses incurred during fiscal year ended December 31, 2008 consisted of: (i) salaries and compensation expense of $243,938 (2007: $218,703); (ii) professional and consulting fees of $478,870 (2007: $115,247); (iii) depreciation and depletion of $121,088 (2007: $83,064); (iv) general and administrative expenses of $278,397 (2007: $103,619); and (v) lease operating expenses of $322,394 (2007: $132,359).

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during 2008 increased, respectively, primarily due to the increase in operating costs associated with the increased development of our oil and gas properties, related infrastructure and overall corporate activity. Accounting and audit fees of $90,780 were paid to our outside auditors. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Depreciation and depletion of oil and gas properties decreased during 2008 primarily due to the decline in gas (47,056 mcf) and oil (179 bbl) production from our Wilson properties.

Our lease operating expenses increased during fiscal year ended December 31, 2008.  We recognized the need to maintain, improve and repair several portions of the Wilson Property.  These additional expenses were primarily attributable to increased costs in maintenance and repairs at the field.  Most of the reasons for the maintenance occurred before we purchased the property.   We also experienced increases in compressor fees, pumping expenses, insurance and similar costs related to the production of oil and gas.  The cost of insuring our oil and gas properties also increased during the year.

Interest expense of $130,424 (2007: $15,652) increased during 2008 due to increased debt resulting from the short-term and long term obligations incurred in 2007 and 2008 for the purchase of our Wilson properties, as well as other activities.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Data

At December 31, 2008, our current assets were $73,273 and our current liabilities were $2,486,511, which resulted in a working capital deficiency of $2,413,238. At December 31, 2008, current assets were comprised of $833 of cash and $72,440 or Prepaid expenses.  At December 31, 2008, current liabilities were comprised of: (i) $197,376 in accounts payable-trade; (ii) $1,432,217 in current maturities of debt; (iii) $444,822 in accounts payable – related parties, and (iv) $412,096 in accrued expenses.  Accrued expenses include $232,526 for liens on the recently acquired Bateman Lake properties.

Index

At December 31, 2008, our total assets were $12,827,262 comprised of: (i) $833 in current assets and $72,440 of Prepaid insurance; (ii) $12,020,011 in oil and gas properties and equipment and a $1,000,000 pipeline, less accumulated depletion and depreciation of $285,725. The increase in total assets during fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 ($1,748,744) was primarily due to the ongoing development work at Bateman Lake.

At December 31, 2008, our total liabilities were $3,826,830, comprised of: (i) $2,486,511 in current liabilities; and (ii) $1,340,319 in long term debt and asset retirement obligations. The increase in liabilities during fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the increase in accounts payable – trade $134,606, accrued expenses $287,213 and net short debt $1,151,605.  The increase in accrued expenses was largely the result of the inclusion of various liens related to our purchase of the Bateman Lake properties in 2007.

Stockholders’ equity decreased from $10,102,497 for fiscal year ended December 31, 2007 to $9,000,432 for fiscal year ended December 31, 2008 due to the current year loss.

Cash Flows from Operating Activities

During 2008, net cash decreased by $79,522 consisting of $219,925 used in operations and ($7,367) used in investing activities, which was offset by $147,770 which was the net provided by financing activities.

For 2008, net cash flows used in operating activities was $219,925 consisting primarily of a net loss of $1,080,412. Net cash flows used in operating activities was adjusted by: (i) $46,597 for the non-cash expense of depreciation, depletion and accretion; (ii) $134,606 for the increase in accounts payable-trade and $424,395 for accounts payable – related party; (iii) $35,005 decrease in accounts receivable.

Cash Flows from Investing Activities

For 2008, net cash flows used in investing activities was $7,367 consisting of the improvements of oil and gas properties, primarily the Bateman Lake field.  We also received $261,000 as a partial payment on the Bateman Lake Farmout agreement.  However, as this agreement is now terminated, no additional cash will be forthcoming from this source.

Cash Flows from Financing Activities

We have financed most of our operations and all of our acquisitions from the issuance of equity and debt instruments.  For 2008, net cash flows provided by financing activities was $147,770, compared to net cash flows provided by financing activities of $348,613 for 2007.  This amount consists of proceeds from common stock sales, $25,149, and debt issuance of $190,000.

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds and further issuances of securities and debt. Our working capital requirements are expected to increase in line with the growth of our business.

WORKING CAPITAL NEEDS

At December 31, 2008, we had a working capital deficit of $2,413,238.  We will need to raise additional capital in the second quarter of 2009 to fund general corporate working capital needs.  Additionally, in 2009 the Company will be required to (i) repay a $1,000,000 note, including accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest, (iii) a $25,000 note to Louisiana X Partners, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, and (iv) a $25,000 note to Bamco Inc, plus accrued interest, in connection with the purchase of the Louisiana Shelf property.  We also have a $444,821 demand note payable to Samurai Corp and to Sam Skipper, with no interest due.   As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

Index

MATERIAL COMMITMENTS

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	3			592,610
Samurai Corp	1	444,822
MJ Pipeline	1	1,000,000
Short Term Notes	6	432,217
Asset Retirement Obligations	1				747,709
Total		1,877,039		592,610	747,709

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

ITEM 8.  FINANCIAL STATEMENTS

The Company’s financial statements and footnotes are set forth on pages F-1 through F-19.

Index

Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firms	F-2 and 3

Consolidated Balance Sheets at December 31, 2008 and 2007	F-4

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8 to 19

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ECCO Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of ECCO Energy Corp. as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of ECCO Energy Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECCO Energy Corp., as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas

April 14, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ECCO Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of ECCO Energy Corp. as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of ECCO Energy Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECCO Energy Corp., as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

April 22, 2008

Index

ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$833	$80,355
Accounts receivable	-	35,005
Prepaid expenses	72,440	-
Total current assets	73,273	115,360

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	12,020,011	11,177,355
Pipeline transmission properties	1,000,000	-
Equipment	19,703	28,217
Less accumulated depreciation and depletion	(285,725)	(242,414)
Property and equipment, net	12,753,989	10,963,158

TOTAL ASSETS	$12,827,262	$11,078,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$197,376	$62,770
Accounts payable-related parties	444,822	19,886
Accrued expenses	412,096	124,883
Current maturities of long-term debt	1,432,217	555,548
Current maturities of long-term debt – related parties	-	150,000
Total current liabilities	2,486,511	913,087

LONG-TERM LIABILITIES
Long term debt	227,131	-
Long term debt – related parties	365,479	-
Asset retirement obligations	747,709	62,934
TOTAL LIABILITIES	3,826,830	976,021

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 issued and outstanding	1,000	1,000
Series C, $.001 par value; 660,000 issued and outstanding	660	660
Series D, $.001 par value; 303,936 issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized;
9,424,952 and 9,374,753 shares issued and outstanding	9,425	9,375
Additional paid-in-capital	10,873,721	10,820,933
Accumulated deficit	(1,884,778)	(729,875)
Total shareholders’ equity	9,000,432	10,102,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,827,262	$11,078,518

See summary of significant accounting policies and notes to consolidated financial statements.

Index

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2008	2007

REVENUE	$432,959	$468,831

OPERATING EXPENSES
Salaries and compensation expense	243,938	218,703
Professional and consulting fees	478,870	115,247
General and administrative expenses	278,399	103,619
Lease operating expenses	322,394	132,359
Depreciation, depletion and accretion	121,088	83,064
Total operating expenses	1,444,689	652,992

Net operating loss	(1,011,730)	(184,161)

OTHER INCOME (EXPENSE)
Other expenses	(12,749)	(41,342)
Interest expense	(130,424)	(15,652)

Total other income (expense)	(143,173)	(56,994)

Net loss	(1,154,903)	(241,155)

Dividends applicable to preferred stock	(885,574)	(100,000)

Net loss attributable to common shareholders	$(2,040,477)	$(341,155)

Basic and diluted net loss per share	$(0.22)	$(0.04)

Weighted average shares outstanding – basic and diluted	9,404,403	9,165,575

See summary of significant accounting policies and notes to consolidated financial statements.

Index

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, and 2007

	Preferred Shares	Preferred Share Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balances, December 31, 2006	100,000	100	9,048,003	9,048	874,223	(388,720)	494,651

Capital from sale of subsidiary	-	-	-	-	19,271	-	19,271

Common shares issued -
R. Reece 20% interest	-	-	141,750	142	36,713	-	36,855

Common shares issued -
R. Reece 11% interest	-	-	110,000	110	91,236	-	91,346

Series B Preferred - Louisiana
Shelf acquisition	1,000,000	1,000	-	-	4,999,000	-	5,000,000

Series C Preferred - Bateman
Lake acquisition	660,000	660	-	-	3,299,340	-	3,300,000

Series D Preferred - Bateman
Lake acquisition	303,936	304	-	-	1,519,376	-	1,519,680

Common shares issued for cash	-	-	75,000	75	29,925	-	30,000

Adjustment from R. Reece -
Wilson acquisition	-	-	-	-	(48,151)	-	(48,151)

Preferred stock dividends	-	-	-	-	-	(100,000)	(100,000)

Net Loss	-	-	-	-	-	(241,155)	(241,155)

Balances, December 31, 2007	2,063,936	2,064	9,374,753	9,375	10,820,933	(729,875)	10,102,497

Common shares issued to adjust transfer agent records			25,005	25	(25)		-

Common shares issued for services			25,200	25	25,124		25,149

Warrants issued with debt					27,689		27,689

Net Loss						(1,154,903)	(1,154,903)

Balances, December 31, 2008	2,063,936	$2,064	9,424,952	$9,425	$10,873,721	$(1,884,778)	$9,000,432

See summary of significant accounting policies and notes to consolidated financial statements.

Index

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,154,903)	$(241,155)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	121,088	83,064
Common stock issued for services	25,149	-
Loss on disposal of fixed asset	12,749	-
Amortization of debt discount	27,689	-
Changes in assets and liabilities:
Accounts receivable	35,005	(34,019)
Inventory	-	(12,764)
Prepaid expenses	23,430	-
Other assets	-	2,340
Accounts payable – trade	134,606	61,374
Accounts payable – related parties	424,935	132,609
Accrued liabilities	130,327	(3,510)
Net cash used in operating activities	(219,925)	(12,061)

Cash flows from investing activities:
Acquisitions of oil and gas properties	-	(17,500)
Additions to oil and gas properties	(260,261)	(221,647)
Proceeds from sale of oil and gas interest under farmout agreement	261,000
Purchase of equipment	(8,106)	(18,562)
Net cash used in investing activities	(7,367)	(257,709)

Cash flows from financing activities:
Proceeds from sale of common stock	-	30,000
Proceeds from issuance of short term debt	220,000	400,000
Payments made on short term debt	(72,230)	(81,387)
Net cash provided by financing activities	147,770	348,613

Net change in cash and cash equivalents	(79,522)	78,843
Cash and cash equivalents, at beginning of year	80,355	1,512
Cash and cash equivalents, at end of year	$833	$80,355

Supplemental cash flow information:
Interest paid	$9,015	$9,613
Taxes paid	-	-
Non cash investing and financial activities:
Contributed capital from sale of subsidiary	$-	$19,271
Equipment purchased on account	-	18,393
Assumption of Bateman Lake liens	232,526	-
Related party payable relieved for oil and gas properties	-	257,430
Asset retirement obligations assumed for oil and gas properties	610,871	19,122
Debt issued for oil and gas properties	1,000,000	355,548
Debt issued for prepaid insurance	95,870	-
Issuance of notes payable for related party notes payable and accrued interest	175,479	-
Issuance of notes payable for notes and accrued interest	555,709	-
Shares reissued due to clerical error	25	-
Preferred stock issued for oil and gas properties	-	9,819,680
Common stock issued for oil and gas properties	-	128,201
Purchase price adjustment for oil and gas acquisition	-	48,151
Preferred stock dividends	-	100,000

See summary of significant accounting policies and notes to consolidated financial statements

Index

ECCO ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

ECCO Energy Corp. (“ECCE”) is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas Gulf Coast Region. ECCE’s strategy is to grow its asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved undeveloped and developed non-producing reserves to proved developed producing reserves. On July 12, 2006 Samurai Energy Corp., a Delaware corporation, ECCO Energy Corp., a Nevada corporation (“ECCE”), and SEI Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of Samurai (“Samurai Sub”) completed the transactions contemplated by the Agreement and Plan of Merger (“Agreement”), dated June 30, 2006. Samurai Sub merged with and into ECCE. As a result of the Merger, each three shares of ECCE common stock issued and outstanding converted into the right to receive one Samurai common share, the separate corporate existence of Samurai Sub ceased, and ECCE was the surviving corporation in the Merger. Samurai issued 1,415,999 shares to ECCE shareholders.  After completion of the transaction, ECCE became a wholly-owned subsidiary of Samurai and Samurai merged with and into ECCE, for the sole purpose of reincorporating into Nevada. On August 28, 2006, the reincorporation became effective resulting in Samurai continuing its corporate existence in Nevada under the name ECCO Energy Corp.

The acquisition was accounted for as a business combination between entities under common control similar to a pooling of interests. Prior to the merger, Samurai and ECCE were controlled by the same management group and had certain common ownership interests in their respective common stock. Therefore, ECCE recorded the acquisition at the carrying value of the assets acquired with no adjustment for the fair value of the assets acquired.

In 2007, ECCE acquired the assets of LS Gas, LLC consisting of Louisiana Shelf Partners, LP for its Series B Preferred stock.  The assets of this entity consist solely of the property at East Cameron Block 4, in Cameron Parish, Louisiana.  ECCE has decided to maintain this entity and to consolidate it on its income statement, balance sheet and changes in financial position.  Louisiana Shelf Partners, LP is a wholly owned subsidiary of ECCE.

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

Oil and Gas Properties, Full Cost Method

ECCE uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. ECCE assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of ECCE to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Index

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $7.41 and $3.06 per barrel oil equivalent for the years ended December 31, 2008 and 2007, respectively.

In applying the full cost method, ECCE performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2008 and 2007, no impairment of oil and gas properties was recorded.

Revenue and Cost Recognition

ECCE uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which ECCE is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Concentrations

Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2008 and 2007, 100% of oil and gas revenues were attributable to one customer. ECCE performs ongoing credit evaluations of its customers and, generally, requires no collateral. ECCE is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables.

Income Taxes

ECCE recognizes deferred tax assets and liabilities under the liability method based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to more likely than not.

Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

New Accounting Standards

ECCE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.	GOING CONCERN

As shown in the accompanying financial statements, we incurred net losses attributable to common shareholders of $2,040,477 and $341,155 for 2008 and 2007, respectively. In addition, we had an accumulated deficit of $1,884,778 and a working capital deficit of $2,413,238 as of December 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital through the farmout of oil and gas properties, reworking current wells, and drilling of additional wells to improve future earnings and cash flow. We are also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Index

3.	OIL AND GAS PROPERTIES

All of ECCE’s oil and gas properties are located in the United States.

Costs being amortized at December 31, 2008 are as follows:

Year Incurred	Acquisition Costs	Development Costs	Sale of Properties	Asset Retirement Costs	Total

2007 and prior	$10,982,352	$134,481	$-	$60,522	$11,177,355

2008	237,182	179,287	(261,000)	687,187	842,656

Total	$11,219,534	$313,768	$(261,000)	$747,709	$12,020,011

WILSON PROPERTIES

On July 12, 2006, ECCE acquired a 32% working interest in producing oil and gas properties (“Wilson Properties”).

During 2007, ECCE subsequently acquired, through a series of transactions, the remaining working interests in the Wilson Properties resulting in the ownership of 100% of the working interests.

BATEMAN LAKE FIELD

On December 1, 2007, ECCO Energy Corp., a Nevada corporation (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Old Jersey Oil Ventures LLC, a New Jersey limited liability company (“Old Jersey”) and Eugene A. Noser, Jr. (“Noser”), who held 100% of the total issued and outstanding interests in Old Jersey (the “Membership Interest”), regarding acquisition by the Company of Old Jersey. In accordance with the terms and provisions of the Share Exchange Agreement, the Company  acquired from Noser all of his  Membership Interest in exchange for the issuance of 660,000 shares of the Company’s Series C Preferred Stock and 303,936 shares of the Company’s Series D Preferred Stock.

Old Jersey, together with the Moffat Group, was the holder of approximately $5,900,000 in notes (the “Debt”) payable by VTEX Energy, Inc., a Nevada corporation (“VTEX”), relating to that certain oil, gas and mineral lease no. 1337 located in the State of Louisiana (the “Bateman Lake Field”). Therefore, on January 11, 2008, the Company entered into an assignment of oil, gas and mineral lease (the “VTEX Assignment”) with VTEX pursuant to which VTEX assigned to the Company all of its interest in lease no. 1337 on the Bateman Lake Field in exchange for $1,000. The Company also acquired the debt payable by VTEX to Old Jersey as a result of consummation of the Share Exchange Agreement.

The lease consists of 14 non-producing oil and gas wells.  As of December 31, 2008, none of the wells are producing.

ECCE entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil & gas corporation (the IOG), concerning the interest in lease no. 1337 on the Bateman Lake Field. In accordance with the terms of the Farmout Agreement, the IOG had the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field.

Upon consummation of the Farmout Agreement: (i) the IOG agreed to pay ECCE an aggregate $750,000; (ii) ECCE agreed to satisfy any liens on lease no. 1337; and (iii) ECCE entered into an assignment dated January 11, 2008 with the IOG pursuant to which ECCE assigned to the IOG all of the interest in lease no. 1337 on the Bateman Lake Field.  ECCE was paid nonrefundable amounts of $261,000 towards the $750,000 in the year ending December 31, 2008.  The agreement required the IOG complete a certain number of wells during 2008 and 2009.

Index

During the third quarter of 2008, the IOG notified ECCE that the drilling commitments of the Farmout Agreement would not be met within the allotted timeframe.  ECCE continues discussions with the IOG about creating a new agreement.  However, as of December 31, 2008, we consider the agreement has been terminated.  ECCE is also exploring other avenues to raise funds, farmout or sell the Bateman Lake properties.

LOUISIANA SHELF PROPERTY

On September 28, 2007, ECCE executed an agreement pursuant to which ECCE acquired all of the assets of Louisiana Shelf Partners LP, a Delaware limited partnership, for $5,000,000 by issuing to the General Partner and limited partners of Louisiana Shelf Partners, 1,000,000 shares of Series B Convertible Preferred Stock, convertible into ECCE restricted common stock at 1 common share per share of Series B Convertible Preferred Stock. Louisiana Shelf Partners owned Louisiana State Lease Number 17742 in Block 4, covering 600 acres in East Cameron Area in Cameron Parish, Louisiana.  The property consists of two wells:  the #1 well,, and the #2 well, which are  proved undeveloped locations (PUD).  The #1 well is not connected to any platform or other pipeline and is currently not in production, and the #2 well has not been drilled.  The #1 well will begin producing upon completion of a pipeline connection for transportation of gas production.  ECCE is currently seeking funds to build a pipeline to a nearby platform.

On February 14, 2008, ECCE purchased an additional 25% of the working interest in Louisiana Shelf East Cameron Block 4, from the trustee of assets then held in bankruptcy for $10,000 bringing the total working interest owned by ECCE to 100%.  The purchase received final approval in February 2008 by the bankruptcy court, whereupon the interest was purchased from the Trustee of the United States Bankruptcy Court.

ACQUISITION OF GAS PIPELINE

On October 15, 2008, ECCE acquired a gas pipeline (“Pipeline”) which services the oil and gas properties subsequently purchased by Samurai Corp in 2008. Samurai Corp is wholly owned by the President and CEO of ECCE, Sam Skipper.  The gas pipeline system, approximately 13 miles in length, is located in Jefferson and Harrison Counties, Ohio.  The pipeline was purchased from M- J Oil Company of Paris, Ohio, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate and is secured by the pipeline assets.  There are no payments due until September 30, 2009, at which time, the entire unpaid balance of principal and accrued interest is due.

4.             LONG AND SHORT TERM DEBT

RELATED PARTIES

ECCE has notes payable to related parties including a note payable to Samurai Energy LLC; a company controlled by ECCE’s CEO, and consisted of the following at December 31, 2008 and 2007.  Both related party notes were renegotiated during 2008, with interest accrued being added to the outstanding note payable.

	2008	2007
Promissory note to Samurai Corp - payable in full including principal and interest at 5% due January 1, 2012; unsecured	$110,706	$100,000

Promissory note to Rick Bobigian- Payable in full including principal and interest at 8% due January 1, 2012; unsecured	$254,773	$50,000

Totals Related Party Debt	365,479	150,000

Index

NON RELATED PARTIES

	2008	2007
Promissory note - Payable in total plus accrued interest of 12% due September 30, 2009. Secured by Wilson Field Properties. (1)	$328,578	$300,000

Promissory note - Payable in total plus accrued interest of 6% due June 26, 2008; not secured. (2)	$25,000	$25,000

Promissory note - Payable in total plus accrued interest of 6% due June 26, 2008; not secured. (2)	$25,000	$25,000

Promissory note - Payable in total plus accrued interest of 5% due January 1, 2012; not secured.	$227,131	$205,548

Pipeline Mortgage	$1,000,000	-

Total debt to non-related parties	$1,605,709	$555,548

Total debt	$1,971,188	$705,548

(1)
ECCE issued 35,000 warrants with the issuance of the note payable.  ECCE valued the warrants using the Black-Scholes option model and calculated the relative fair value of the warrants and recorded a discount of $27,689 on the debt for the value of the warrants.  The discount was amortized over the life of the note. The assumptions used in the Black-Scholes pricing model for the warrants issued with the debt include (1) discount rate of 1.75%, (2) warrant life of 2 years, (3) expected volatility of 538.77% and (4) zero expected dividends.

(2)
The notes payable relate to the acquisition of Louisiana Shelf LP.  ECCE has not been able to locate these note holders.  All principal and interest became due June 26, 2008.  No demands have been made for payment.

The following are debt maturities for the next five years:

Principal Amount
2009	$1,605,709
2010	-
2011	-
2012	365,479
2013	-
Thereafter	-

Total long term debt	$1,971,188

5.	ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” ECCE records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. ECCE accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at ECCE's credit-adjusted risk-free interest rate. No market risk premium has been included in ECCE's calculation of the ARO balance. ECCE recorded $610,871 and $21,534 of asset retirement obligations for the years ending December 31, 2008 and 2007, respectively.

Index

The following is a description of the changes to the Company's asset retirement obligations for the years ended December 31,

	2008	2007

Asset retirement obligations at beginning of year	$62,934	$41,400

Additions for acquisitions of properties	-	19,122

Change in estimate	610,871	-

Accretion expense	73,904	2,412

Asset retirement obligations at end of year	$747,709	$62,934

6.	INCOME TAXES

As of December 31, 2008, ECCO Energy had accumulated net operating losses, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,676,737 at December 31, 2008, and will expire in the years 2019 through 2027.

At December 31, 2008, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$570,091
Less: valuation allowance	(570,091)
Net deferred tax asset	$–

The change in the valuation allowance for the years ended December 31, 2008 and 2007 totaled approximately ($392,667) and ($81,993), respectively.

7.	SHAREHOLDERS’ EQUITY

Preferred Stock

Series A Convertible Preferred Stock:

On July 17, 2006, in connection with the merger, ECCE issued 100,000 shares of preferred stock to Samuel M. Skipper, a preferred shareholder of ECCE and Chief Executive Officer of ECCE.  The preferred stock of ECCE is not convertible to common stock and was valued at $27,000 on the date of issuance and recorded as compensation expense.  The preferred stock is entitled to the number of votes equal to all votes of other security holders plus one vote. As a result, Mr. Skipper has voting control of ECCE.

Series B Convertible Preferred Stock:

On September 30, 2007, ECCE issued 1,000,000 shares of the 10,000,000 shares of authorized preferred stock as Series B Preferred Stock, with an initial value of $5.00 to acquire the Louisiana Shelf Property. The Series B Preferred Stock is a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A Preferred Stock. As long as any Series B Preferred Stock is outstanding, ECCE is prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series B Preferred Stock without the approval of the holders of two-thirds of the outstanding Series B Preferred Stock. The holders of the outstanding shares of Series B Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series C Preferred Stock Preferred Stock as to dividends or liquidation rights, but only after all distributions to holders of Series C Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series B Preferred Stock (the “Liquidation Amount”). Lastly, in addition to the rights discussed above of the holders of the Series B Preferred Stock, at any time after June 15, 2008, and provided a triggering event has occurred, each holder of Series B Preferred Stock shall have the right at such holder’s option to require us to redeem for cash all or a portion of such holder’s shares of Series B Preferred Stock at a price per share equal to the Liquidation Amount. A “triggering event” shall mean that the wells owned or operated by the Limited Partnership have generated an aggregate of 1,500,000,000 cubic feet of natural gas.  No triggering event has occurred as of the filing of this Annual Report.

Index

Convertible Series C and D Preferred Stock

On December 1, 2007, ECCE entered into a Share Exchange Agreement with Old Jersey Oil.  Noser held 100% of the Membership Interest of Old Jersey. In accordance with the Share Exchange Agreement, ECCE acquired from Noser all of his Membership Interest in exchange for the issuance of 660,000 shares of Series C Preferred Stock and 303,936 shares of Series D Preferred Stock.

On March 27, 2008, ECCE filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series C Convertible Preferred Stock designating 660,000 shares of the 10,000,000 shares of authorized preferred stock as Series C Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series C Preferred Stock had been authorized by ECCE’s Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A or B Preferred Stocks. So long as any Series C Preferred Stock is outstanding, ECCE are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of two-thirds of the outstanding Series C Preferred Stock. The holders of the outstanding shares of Series C Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of ECCE’s liquidation, the holder of shares of Series C Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of ECCE’s common stock or any other stock ranking junior to the Series C Preferred Stock Preferred Stock as to dividends or liquidation rights, but only after all distributions to holders of Series C Preferred Stock have been made in an amount per share of Series C Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series C Preferred Stock (the “Liquidation Amount).

On March 27, 2008, ECCE filed with the Nevada Secretary of State a First Amended Certificate of Designation of Series D Convertible Preferred Stock designating 303,396 shares of the 10,000,000 shares of authorized preferred stock as Series D Preferred Stock, with an initial value of $5.00 (the “Initial Value”). The Series C Preferred Stock had been authorized by ECCE’s Board of Directors as a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A or B or C Preferred Stocks. As long as any Series D Preferred Stock is outstanding, ECCE is prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series C Preferred Stock without the approval of the holders of two-thirds of the outstanding Series D Preferred Stock. The holders of the outstanding shares of Series D Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of ECCE’s liquidation, the holder of shares of Series B or C Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of ECCE common stock or any other stock ranking junior to the Series D Preferred Stock Preferred Stock as to dividends or liquidations rights, but only after all distributions to holders of Series B or C Preferred Stock have been made in an amount per share of Series B or C Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series D Preferred Stock (the “Liquidation Amount).

Commencing upon the occurrence of a Triggering Event (as defined below), the Corporation shall have the obligation to redeem on a pro-rata basis, but only for cash, in an amount equal to  thirty and 19/100 (30.19%) percent of  all proceeds received by the Corporation under the provisions of that certain Farmout Agreement between the Corporation and Jurasin Oil & Gas, Inc. (the “Farmout Agreement”) dated January 11, 2008 (“Proceeds”) from the Property (as defined below), all or a portion of the holder’s shares of Series D Convertible Preferred Stock at a price per share of Series D Convertible Preferred Stock equal to the Liquidation Amount (for this purpose, the “Redemption Price”). “Triggering Event” shall be the date on which the Corporation first receives Proceeds. The Property shall mean the Corporation’s interest in State of Louisiana Lease No. 1337 (“Lease No. 1337”) located in St. Mary and Terrebonne Parishes in Louisiana.

Index

In the event that the Triggering Event has not occurred within nine (9) months from the date of the filing of this designation with the Secretary of State of the State of Nevada or after the Triggering Event no redemptions have occurred for a period of three (3) consecutive calendar months, the Corporation shall have the obligation to redeem on a pro-rata basis, but only for cash, in an amount equal to thirty and 19/100 (30.19%) percent of all net proceeds received by the Corporation from the Property.  The term “Net Proceeds” as used in the previous sentence shall be the total receipts by the Corporation less any royalty, overriding royalty, net profits, severance and ad valorem taxes and reasonable lease operating expenses and capital costs attributable to the Property which are usual and customary in the industry.  Should the Corporation develop the mineral interests which are subject to the Farmout Agreement in whole or in part and/or enter into a subsequent development arrangement to develop such mineral interests after the termination of the Farmout Agreement, the Corporation shall have the obligation to redeem on a pro-rata basis, but only for cash, in an amount equal to thirty and 19/100 (30.19%) percent of all proceeds received by the Corporation under such development and/or under the provisions of such development arrangement.

ECCE evaluated each of the convertible preferred financial instruments under SFAS No. 133, EITF 00-19 and EITF 98-5 and concluded that none of the instruments contained derivative instruments or beneficial conversion.

Common Stock – Features.

During 2007, ECCE issued 141,750 shares and 110,000 shares to Ronald E. Reece M.D. in connection with the purchase of the 20% working interest in the E.C. Wilson and Wilson State Tract Leases located in Nueces County, Texas from Ronald E. Reece M.D. Revocable Trust of 2000, in exchange for properties valued at $80,050.

During 2007, ECCE offered and issued 75,000 shares of restricted common stock to an investor for aggregate proceeds of $30,000.

During 2008, ECCE issued 25,005 shares that were not properly transferred or recorded correctly by the Transfer Agent in prior years.

On June 11, 2008, ECCE issued 5,200 common shares for marketing services valued at $5,129.

On August 14, 2008 ECCE issued 10,000 common shares for consulting services valued at $10,010.

On October 1, 2008 ECCE issued 10,000 common shares for consulting services valued at $10,010.

The following table provides a summary of the potential dilution of common stock should ECCE’s Preferred Series B, C and/or D be converted to common stock.  These valuations are as of December 31, 2008, and assume a conversion of one share of preferred stock for one share of common stock at the designated valuation price of $5.00 per share.

	Preferred	Preferred	Accrued	Conversion	Conversion	Number of Common
	Shares	Shares @$5.00	Dividends	Valuation	Price	Shares after Conversion
Series B	1,000,000	$5,000,000	$500,000	$5,500,000	$5.00	1,100,000
Series C	660,000	3,300,000	264,000	3,564,000	$5.00	712,800
Series D	303,936	1,519,680	121,574	1,641,254	$5.00	328,250
Total Common	1,963,936	$9,819,680	$885,574	$10,705,254		2,141,050

Index

WARRANTS

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

ECCE is Involved in litigation involving its sale of ECCO Biofuels during 2007.  We do not consider the possible outcome of this lawsuit to be material.

Operating Leases

During 2008, ECCE leased office space in Houston, Texas on a month to month operating lease; cancelable with thirty days written notice. Rent expense was $61,457 and $27,608 for 2008 and 2007, respectively.    ECCE moved to its new location 3315 Marquart Street., Suite 206, Houston, Texas  77027 during 2007, and expanded its office space from about 2,000 sq. ft. to 9,750 sq. ft. during 2008.  ECCE entered into a new lease agreement through December 31, 2014.  The rent for 2009 will be $18 per square foot, or approximately $14,625 per month.

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

9.	RELATED PARTY TRANSACTIONS

ECCO Biofuels, Inc.

ECCO Biofuels, Inc. was our wholly-owned subsidiary and was formed to offer plant operators the option of financing 100% of the construction of biodiesel plants.  On June 27, 2007, we sold all of the total issued and outstanding shares of ECCO Biofuels; and (ii) in payment, Saber Energy, a privately held Texas corporation, agreed to assume all of the liabilities of ECCO Biofuels.

Samurai Operating Company L.L.C., a related party, is the operator of ECCE’s properties and provides production, engineering and maintenance services and charged an operating fee for its services of $24,000 and $28,800 in 2008 and 2007, respectively.

10.	SUPPLEMENTAL OIL AND GAS INFORMATION-(Unaudited)

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

Index

Estimates of proved reserves are derived from quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing operating and economic conditions and rely upon a production plan and strategy.

Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities (“FAS 69”), requires calculation of future net cash flows using a 10% annual discount factor and year-end prices, costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates. The price used was the NYMEX price at December 31, 2008 of approximately $44.60 per barrel of oil and $5.622 per Mcf of natural gas, plus or minus differentials.  Reserves and pricing were calculated by qualified internal engineers, utilizing third party reserve reports and related information.

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2007	18,205.14	264.57
Acquisition of oil and gas properties	0	0
Production	(41.85)	(.39)
Adjustment of oil and gas properties	(0)	(0)
Balance, December 31, 2008	18,163.29	264.18
	25,885.80	367.63

Index

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE's oil and gas producing activities and the related accumulated depletion as of December 31,

	2008	2007
Proved properties	11,704,766	11,042,601
Less accumulated depletion	(270,127)	(229,244)
Net capitalized costs	$11,434,639	$10,813,357

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2008 and 2007:

	2008	2007
Acquisition costs	$0	$10,078,597
Development costs	375,089	125,981
Total Costs Incurred	$288,952	$10,204,578

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

Reserve estimates were prepared by both external and internal sources.

Standardized Measure of Discounted Future Net Cash Flow

	2008	2007
Future cash inflows at December 31,	$114,043,660	$152,559,236
Future costs-
Operating	(24,809,030)	(31,003,304)
Development and abandonment	(15,580,350)	(12,272,052)
Future net cash flows before income taxes	70,235,550	109,283,883
Future income taxes	(23,880,087)	(37,156,520)
Future net cash flows after taxes	46,355,463	72,127,363
Discount at 10% annual rate	(20,444,800)	(20,094,735)
Standardized measure of discounted future net cash flows	$(25,910,066)	$52,032,628

Index

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31,

	2008	2007
Beginning of the year	$52,032,628	$1,355,086
Acquisition of oil and gas properties	0	50,708,487
Sales, net of production costs	(432,959)	(468,831)
Net change in prices and production costs	25,689,006	437,886
Change in future development costs	0	0
Revision of quantity estimates	0	0
Disposal of oil and gas properties	(0)	(0)
Ending of year	$25,910,663	$52,032,628

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the level of operations we experienced in 2008 and were operating at the reasonable assurance level. However, as we grow, we will need to enhance our controls.  We intend to take measures in 2009 that will enhance controls over various functions of our operations so as to insure the level of such controls is effective in the future.

Managements’ Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

* and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Index

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the financial statements.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we are developing an implementation plan in be put in place whereby in 2009 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permits the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Samuel Skipper	49	President, Chief Executive Officer and a Director
N. Wilson Thomas	54	Chief Financial Officer
Raymond Ward	57	Chief Operating Officer

Samuel M. Skipper is our President/Chief Executive Officer and a director. For the past sixteen years, Mr. Skipper has assisted in the consolidation of private and public companies and the entry of such companies into the public markets. From 1998 to 2003, Mr. Skipper was the founder, chairman of the board and the chief executive officer of VTEX Energy, Inc. From 1990 to 1993, Mr. Skipper was the founder of and served as the president and chief executive officer of ImageTrust, Inc. a public company in the health care industry.

N. Wilson Thomas was appointed our Chief Financial Officer in November 2007.  Mr. Thomas is a CPA and received a BBA from the University of Texas, Austin in 1976.  Since 2006, Mr. Thomas has worked as a CPA specializing in representing emerging companies.  Prior to 2006, Mr. Thomas spent twenty years in the distribution industry, with sixteen of those years working for SYSCO Corporation as a CFO of a SYSCO subsidiary.

Raymond Ward has served as Chief Operating Officer and a director since March 2009.  From 2005 to 2009, Mr. Ward served as Secretary and Managing Partner for Republic Petroleum, LLC.  From 2003 to 2005, Mr. Ward served as Vice-President of Operations and Production for Millennium Offshore Group.  Mr. Ward received his B.S. in Petroleum Engineering from Mississippi State University and is currently a licensed Professional Engineer in the state of Texas.

AUDIT COMMITTEE

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our board of directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our board of directors.  The Company has no audit committee financial expert as defined under 17 CFR Section 228.41.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

Index

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors and officers.  The Code is being filed as an exhibit to this Annual Report.  Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 3315 Marquart St., Suite 206, Houston, Texas 77027.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer and chief financial officer for fiscal year ended December 31, 2008, our only two executive officers during 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Samuel Skipper,
President/CEO	2008	$60,000	$-	$0	$-	$-	$-	$-	$60,000
	2007	$60,000							$60,000
N. Wilson Thomas	2008	$10,000						$55,000	$65,000
Chief Financial Officer	2007	$0
			$-	$	$	$-	$-	$55,000

Note:  Mr. Thomas postponed salary payment of $55,000 until 2009.  The expense is recorded on the balance sheet under accrued liabilities.

GRANTS OF PLAN-BASED AWARDS

The Company has reserved 100,000 shares of our common stock for issuance under the Plan.  No securities or options have been issued pursuant to the Plan.  No options have been issued to the named executive officers under the Plan or any other plan.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with any of its executive officers.

DIRECTOR COMPENSATION

During fiscal year ended December 31, 2008, we did not pay any compensation to our directors for their respective position on the board of directors.

Index

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock and our Series A Preferred Stock (our only class of preferred stock that has voting rights) by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and Series A Preferred Stock, by each of our directors, our Named Executive Officers, and our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares, except as otherwise indicated. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of the date of this Annual Report, there are 9,624,954 shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares of Common Stock			Shares of Series A Preferred Stock		Total Percentage of Voting Power
	No.		%	Series A No.	Series A %	No.		%
Directors & Officers
Samuel Skipper	5,120,499	(2)	52.12	100,000	100	5,120,499	(4))	53.20

N. Thomas Wilson	30,000		*			30,000		*

All executive officers & directors as a group (3 persons)						5,150,499		53.20

Beneficial Owners of more than 5%
Richard A. Bobigian	1,180,998	(3)	12.02			1,180,998		12.27
15907 Chilton Circle Spring, Texas 77379

*Less than one percent.

(1)	Unless otherwise indicated, the business address of the individuals listed is 3315 Marquart St., Suite 206, Houston, Texas 77027.

(2)
Includes: (i) 2,406,000 shares of common stock held of record by Mr. Skipper; (ii) 2,611,500 shares of common stock held of record by Samurai, an entity of which Mr. Skipper controls; and (iii) 102,999 shares of common stock held of record by Samurai Energy LLC, an entity of which Mr. Skipper controls.

(3)	Includes: (i) 125,000 shares of common stock held of record by Mr. Bobigian; and (ii) 1,080,999 shares of common stock held of record by RAB Ventures, Inc., an entity of which Mr. Bobigian controls.

(4)	The Series A Preferred Stock provides that Mr. Skipper shall, at a minimum, have voting power of 50.1% of the issued and outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Samurai Operating Company L.L.C., an entity owned by our president, is the operator of the properties and provides production, engineering and maintenance services and charged an operating fee for its services of $24,000 and $28,800 in 2008 and 2007, respectively.

Sam Skipper acquired 2,406,000 shares of our common stock in 2006 for nominal consideration.  Samurai, and entity controlled by Mr. Skipper, acquired 2,611,500 of our shares of common stock in 2006 for nominal consideration.  Samurai Energy LLC, an entity controlled by our Mr. Skipper, acquired 102,999 shares of our common stock in 2006 for nominal consideration.   Mr. Skipper acquired 100,000 shares of our Series A Preferred Stock for nominal consideration in 27,000, which provides him common stock voting power of at least 50.1%.

Samurai provides loans to the Company on a demand basis from time to time and, at December 31, 2008; the Company owed Samurai Corp $443,304, and $1,517 to Mr. Skipper.

The Company subleased its office space from a building that is 40% owned by Mr. Skipper on a month to month basis at market rates during 2008, escalating to $14,625 during 2009.

The Company pays Samurai a monthly fee of $2,000 for management services related to Mr. Skipper.

Index

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2008, we incurred approximately $83,700 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2008 and for the review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During fiscal year ended December 31, 2007, we incurred approximately $55,300 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2007 and for the review of our financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

During 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Certificate of Amendment to Articles of Incorporation (2)

3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)

3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)

3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2006 (2)

4.3	Assignment, Conveyance, and Bill of Sale with respect to 37% working interest in Wilson Wells (3)

10.1	2005 Directors, Officer and Consultants Stock Option, Stock Warrants and Stock Awards Plan (4)

14.1	Code of Ethics (7)

14.2	Whistleblower Policy (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on December 7, 2005.

(2)	Incorporated by reference to our Report on Form 8-K filed with the SEC on June 30, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 20, 2006.

Index

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 5, 2007.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 11, 2008.

(7)	Filed herewith.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO ENERGY CORP.

Dated: April 14, 2009	By: /s/SAMUEL M. SKIPPER
Samuel M. Skipper, President/Chief
Executive Officer and Director

Dated: April 14, 2009	By: /s/N. Wilson Thomas
N. Wilson Thomas CPA/Chief
Financial Officer and Principal Accounting Officer