Form 10-Q
period 2009-03-31
ECCO Energy Corp.
filed 2009-05-15
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 000-51656

ECCO ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-2990007
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3315 Marquart St., Suite 206
Houston, TX	77027
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 771-5500

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  .
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

9,914,954 shares of the registrant’s common stock were outstanding as of May 13, 2009.

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$833
Accounts receivable	15,000	-
Prepaid expenses	21,426	72,440
Total current assets	36,426	73,273

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	11,990,820	12,020,011
Pipeline transmission properties	1,000,000	1,000,000
Equipment	19,702	19,703
Less accumulated depreciation and depletion	(302,657)	(285,725)
Total property and equipment, net	12,207,865	12,753,989

TOTAL ASSETS	$12,744,291	$12,827,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-trade	$203,345	$197,376
Accounts payable-related parties	681,926	444,822
Accrued expenses	483,401	412,096
Current maturities of long-term debt	1,378,578	1,432,217
Total current liabilities	2,747,250	2,486,511

LONG-TERM LIABILITIES
Long term debt	227,131	227,131
Long term debt – related parties	365,479	365,479
Asset retirement obligations	764,763	747,709
TOTAL LIABILITIES	4,104,623	3,826,830

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 issued and outstanding	1,000	1,000
Series C, $.001 par value; 660,000 issued and outstanding	660	660
Series D, $.001 par value; 303,936 issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized;
9,624,954 and 9,425,952 shares issued and outstanding	9,625	9,425
Additional paid-in-capital	10,893,521	10,873,721
Accumulated deficit	(2,265,542)	(1,884,778)
Total shareholders’ equity	8,639,668	9,000,432
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,744,291	$12,827,262

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

REVENUE	$38,416	$121,293

OPERATING EXPENSES
Lease operating expenses	59,811	45,114
General and administrative expenses	262,958	225,019
Depreciation, depletion and accretion	56,327	18,692
Total operating expenses	379,096	288,825

Net operating loss	(340,680)	(167,532)

OTHER INCOME (EXPENSE)
Other expenses	-	-
Interest expense	(40,084)	(16,542)

Total other income (expense)	(40,084)	(16,542)

Net loss	(380,764)	(184,074)

Dividends applicable to preferred stock	(196,394)	(104,169)

Net loss attributable to common shareholders	$(577,158)	$(288,243)

Basic and diluted net loss per share	$(0.06)	$(0.03)

Weighted average shares outstanding – basic and diluted	9,533,853	9,399,347

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(380,764)	$(184,074)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	56,327	18,692
Changes in assets and liabilities:
Accounts receivable	(15,000)	(12,173)
Prepaid expenses	13,073	-
Accounts payable – trade	5,969	65,894
Accounts payable – related parties	216,241	66,226
Accrued liabilities	64,380	14,339
Net cash used in operating activities	(39,774)	(31,096)

Cash flows from investing activities:
Acquisitions of oil and gas properties	-	(15,000)
Additions to oil and gas properties	(37,286)	(86,127)
Proceeds from sale of equipment	65,000	-
Proceeds from sale of oil and gas interest under farmout agreement	-	26,000
Purchase of equipment	-	(3,220)
Net cash used in investing activities	27,714	(78,347)

Cash flows from financing activities:
Proceeds from sale of common stock	20,000	30,000
Payments made on short term debt	(8,773)	-
Net cash provided by financing activities	11,227	30,000

Net change in cash and cash equivalents	(833)	(79,443)
Cash and cash equivalents, at beginning of year	833	80,355
Cash and cash equivalents, at end of year	$-	$912

Supplemental cash flow information:
Interest paid	$159	$16,542
Non cash investing and financial activities:
Equipment purchased on account	-	6,657
Write off of equipment	1,477	-
Accounts payable incurred for plugging and abandonment costs	22,340	-
Prepaid insurance premium financing cancelled	44,866	-
Note payable issued for prepaid insurance premiums	6,925	-
Preferred stock dividends	-	104,169

See summary of significant accounting policies and notes to consolidated financial statements

ECCO ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ECCO Energy Corp. (“ECCE”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ECCE’s Annual Report filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K. have been omitted.

2.	GOING CONCERN

       As shown in the accompanying financial statements, ECCE incurred net losses applicable to common shareholders of $577,158 for the three months ended March 31, 2009.  In addition, ECCE had an accumulated deficit of $2,265,542 and a working capital deficit of $2,710,824 as of March 31, 2009. These conditions raise substantial doubt as to ECCE’s ability to continue as a going concern. Management is working to raise additional capital through the farmout of oil and gas properties, and acquiring additional income producing properties. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.

3.	MANAGEMENT’S FINANCING PLANS

Since inception, ECCE’s working capital needs have been met through operating activities and from financings and loans from its principal shareholder, Sam Skipper and related entities. ECCE anticipates that additional financings and loans may be required to sustain operations in the future. Since inception, our working capital needs have been met through operating activities and from financings and loans from our President/Chief Executive Officer, Sam Skipper, and related entities. We anticipate that additional financings and loans will be required to sustain operations in the future. There can be no assurance that the Company will be successful in raising the required capital or that Mr. Skipper will continue to advance funds to the Company. Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of  new debt, issuance of securities, sales of properties, farmouts and joint ventures.

At March 31, 2009, we had a working capital deficit of $2,710,824.  We will need to raise additional capital in the second and later quarters of 2009 to fund general corporate working capital needs.  Additionally, in 2009 the Company will be required to (i) repay a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest, (iii) a $25,000 note to Louisiana X Partners, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, and (iv) a $25,000 note to Bamco Inc, plus accrued interest, in connection with the purchase of the Louisiana Shelf property.  We also have a $518,361 demand note payable to Samurai Corp. and to Sam Skipper, with no interest due.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

4.	OIL AND GAS PROPERTIES

BATEMAN LAKE FIELD

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the property in February 2009 for $75,000 to an unaffiliated operator.  As of March 31, 2009, we had received $65,000 of the total amount.  An additional $5,000 was received on May 6, 2009, with the balance due on June 1, 2009. No gain or loss was recognized on the sale under the full cost accounting method.

5.	DEBT

SHORT-TERM DEBT – THIRD PARTIES

In February 2009, ECCE paid $8,000 to a third party in full payment of a short term note payable.  ECCE also cancelled certain financed insurance policies resulting in a reduction of short-term debt of $44,866.

6.	RELATED PARTY TRANSACTIONS

During the quarter ending March 31, 2009, ECCE borrowed from Samurai Corp, an affiliated company a net of $237,104 for general corporate purposes.  This brings the total borrowings from Samurai Corp and Sam Skipper to $681,926 of Accounts Payable – Related Parties and $110,706 of Long Term Notes Payable, plus accrued interest on the long term note.

7.	SHAREHOLDERS’ EQUITY

On February 10, 2009, ECCE issued for cash, 200,000 common shares for $20,000.

The following table provides a summary of the potential dilution of common stock should our Preferred Series B, C and/or D be converted to common stock.  These valuations are as of March 31, 2009, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share.

	Preferred Shares	Preferred Shares @$5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series B	1,000,000	$5,000,000	$600,000	$5,600,000	$5.00	1,120,000
Series C	660,000	3,300,000	330,000	3,630,000	$5.00	726,000
Series D	303,936	1,519,680	151,968	1,671,648	$5.00	334,330
Total Common	1,963,936	$9,819,680	$1,081,968	$10,901,648		2,180,330

7.	SUBSEQUENT EVENTS

On February 27, 2009, ECCO entered into an agreement to buy oil and gas producing properties from Samurai Corp, an affiliated company owned by Sam Skipper.  Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCO decided that the transaction was not in the best interest of shareholders of either company.  Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

-	the cyclical nature of the natural gas and oil industries
-	our ability to obtain additional financing
-	our ability to successfully and profitably find, produce and market oil and natural gas
-	uncertainties associated with the United States and worldwide economies
-	substantial competition from larger companies
-	the loss of key personnel
-	operating interruptions (including weather, leaks, explosions and lack of rig availability)

ECCO Energy Corp.

We are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved developed non-producing reserves to proved developed producing reserves. Acquisitions to date have provided both producing and non producing assets. Our principal assets are oil and gas properties.

Our shares of common stock are traded on the Over-the-Counter Bulletin Board, with the symbol ECCE.OB.

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

We own 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas The Wilson field is currently producing oil and gas, and is the only field providing revenue to ECCE.  ECCE’s goal for 2009 is to maintain, or increase production at the Wilson Properties lease.  We anticipate capital expenditures of approximately $465,000 during 2009.  These funds will need to be raised in order for the drilling to occur.

BATEMAN LAKE FIELD – ST. MARY’S PARISH, LOUISIANA

The lease consists of 14 non-producing oil and gas wells on Louisiana State Lease No. 1337, in St. Mary’s Parish, Louisiana.  As of March 31, 2009, there is no oil and gas production from this concession.

We have identified at least seven wells that we believe can be profitably brought back into production over the next three years.  We hope to have three of these wells recompleted within the next twelve months, with two more in each of the next two years.  We are currently working with third parties to enhance our understanding of the underlying reserves in this concession.  We also believe that additional opportunities will present themselves as we obtain better information about the specifics of this field, as well as from the work done on the mentioned wells.

ECCE continues to look for drilling partners for the Bateman Lake Field.  We are considering farmouts, partial sales and other means to develop the field.  As of the date of this report, there has been no agreement reached to begin such a program.

LOUISIANA SHELF PROPERTY – CAMERON PARISH, LOUISIANA

The Louisiana Shelf Property consists of a well completed in shallow waters offshore St. Mary’s Parish in Louisiana. Drilling was completed in 2005, but due to hurricane damage to a nearby platform as well as financial problems with the previous owners, the well was never connected.  We acquired the property in 2007 and 2008 and are attempting to bring the property into production.

We are in active negotiations to bring the first well into production.  As the first well is completed but not connected to a pipeline, the next step is to connect it to an existing pipeline, or a platform which will allow us to deliver the gas to market.  We are actively working with existing companies active in the vicinity to make this connection. Due to the capital required, we will need to partner with another firm.  We are hopeful an agreement will be reached during the second or third quarter of 2009.

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

We are currently in negotiations to provide pipeline connections to the Louisiana Shelf Properties.  Such connections depend on our ability to connect to existing platforms, or to obtain our own platform, and thus connect to pipelines in operation.  We will need to obtain funding to build a pipeline from our property to a connecting platform.  Should we acquire our own platform, then we will need to obtain funds to build a pipeline to connect to existing pipelines.  The estimated funds required to complete a pipeline connection and begin production from the Louisiana Shelf Properties are approximately $1,000,000.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Our net loss for the three months ended March 31, 2009 was $380,764 compared to a net loss of $184,074 for the three months ended March 31, 2008 (an increase of $196,690).  The net loss applicable to common shareholders was $577,158, representing an additional loss pertaining to the dividends on three issues of preferred stock of $196,394.

 For the three months ended March 31, 2009, we generated revenue of $38,416 compared to revenue of $121,293 generated for the three months ended March 31, 2008 (a decrease of $82,877). The decrease in revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended March 31, 2009, we sold 5,264 Mcf less of gas at an average price of $4.02 per Mcf.  This resulted in an average price decrease of $4.12 per Mcf.  For the first quarter, 2009, we sold 0 barrels of oil, compared to121 barrels last year.  This resulted in a decline in oil revenues of $15,613 from 2008.

For the three months ended March 31, 2009, we incurred operating expenses of $370,096 compared to $288,825 incurred for the three months ended March 31, 2008 (an increase of $81,271). These operating expenses incurred for the three months ended March 31, 2009 consisted of: (i) depreciation and depletion of $56,327; (ii) general and administrative expenses of $262,958; and (iii) lease operating expenses of $59,811.

General and administrative expenses incurred for the three months ended March 31, 2009 increased primarily due to an increase in legal and geophysical consulting fees relating to the company’s planned expansion during the current year.

Depreciation and depletion of oil and gas properties decreased by $19,526 for the three months ended March 31, 2009 primarily due to lower oil and gas production from the Wilson Field.

Our lease operating expenses increased by $14,697 during the three months ended March 31, 2009, which reflected the continued maintenance on the Wilson properties.

Interest expense increased by $23,542 for the three months ended March 31, 2009 due to loans incurred during fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2009

At March 31, 2009, our current assets were $36,246 and our current liabilities were $2,747,250, which resulted in a working capital deficiency of $2,710,824.  At March 31, 2009, our total assets were $12,744,291 consisting of: (i) $36,426 in accounts receivable and prepaid expenses; (ii) $12,990,820 in oil and gas properties and a pipeline; and (iii) $19,702 in equipment less (iv) accumulated depletion and depreciation of $302,657.  There was a decrease of $82,971 in total assets from the year ended 2008, resulting primarily from decreases in Prepaid Insurance and the sale of a platform which lowered Oil and Gas Properties.

At March 31, 2009, our total liabilities were $4,104,623 consisting of: (i) $203,345 in accounts payable - trade; (ii) $681,926 in accounts payable – related parties; (iii) $483,401 in accrued expenses; (iv) $1,378,578 in short - term debt – third parties; (v) $592,610 in long-term debt; and (vi) $764,763 in asset retirement obligations.

Stockholders’ equity decreased from $9,000,432 at December 31, 2008 to $8,639,668 as of March 31, 2009.  This was primarily due to the loss for the first three months of 2009.

Our working capital deficiency to date has been funded by advances from short term loans from individual investors and from Samurai Operating Company, a related party.  Over the next twelve months, assuming funds become available from our financing efforts, we plan to extinguish our short-term debt and spend the necessary sums to begin production on several of the properties that we have acquired over the last year.

Cash Flows

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the three months ended March 31, 2009 was affected by a significant decrease in revenues from oil and gas properties, as well as increased expenses for various operations of the company along with the expenses involved in maintenance and production at the Wilson Field.

Cash Flows from Investing Activities

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the property in February 2009 for $75,000 to an unaffiliated operator.  As of March 31, 2009, we had received $65,000 of the total amount.  An additional $5,000 was received on May 6, 2009, with the balance due on June 1, 2009.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received $20,000 from the sale of common stock.

During the first quarter, we paid the remaining balance on a short term note payable of $8,000.

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

There can be no assurance that the Company will be successful in raising the required capital or that Mr. Skipper will continue to advance funds to the Company.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2009. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Thomas concluded that our disclosure controls and procedures were not effective as of March 31, 2009.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 10, 2009, we issued for cash, 200,000 common shares to an investor for $20,000.

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

ECCO ENERGY CORP.

Date: May 15, 2009	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title: President and CEO

Date: May 15, 2009	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO