Form 10-Q
period 2009-06-30
ECCO Energy Corp.
filed 2009-08-14
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

11,904,954 shares of the registrant’s common stock were outstanding as of August 1, 2009.

Item 1.	Financial Statements.

PART I—FINANCIAL INFORMATION
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$833
Accounts receivable	15,000	-
Prepaid expenses	14,284	72,440
Assets held for sale	1,598,864	-
Total current assets	1,628,148	73,273

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	6,334,960	12,020,011
Pipeline transmission properties	1,000,000	1,000,000
Equipment	18,764	19,703
Less accumulated depreciation and depletion	(307,581)	(285,725)
Total property and equipment, net	7,046,143	12,753,989

TOTAL ASSETS	$8,674,291	$12,827,262

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable-trade	$221,218	$197,376
Accounts payable-related parties	-	444,822
Accrued expenses	293,609	412,096
Liabilities associated with assets held for sale	898,864	-
Current maturities of long-term debt	1,426,578	1,432,217
Total current liabilities	2,840,269	2,486,511

LONG-TERM LIABILITIES
Long term debt	227,131	227,131
Long term debt – related parties	1,174,731	365,479
Asset retirement obligations	125,976	747,709
Total long-term liabilities	1,527,838	1,340,319
TOTAL LIABILITIES	4,368,107	3,826,830

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 issued and outstanding	1,000	1,000
Series C, $.001 par value; 660,000 issued and outstanding	660	660
Series D, $.001 par value; 303,936 issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized; 9,924,954 and 9,425,952 shares issued and outstanding	9,925	9,425
Additional paid-in-capital	10,944,221	10,873,721
Accumulated deficit	(6,650,026)	(1,884,778)
Total shareholders’ equity	4,306,184	9,000,432
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,674,291	$12,827,262

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$31,817	$129,237	$70,233	$250,530

OPERATING EXPENSES
Lease operating expenses	43,929	46,325	103,740	91,439
General and administrative expenses	249,223	212,054	512,180	437,073
Depreciation, depletion and accretion	45,069	16,086	101,396	34,778
Impairment expense	4,037,875	-	4,037,875	-
Total operating expenses	4,376,096	274,465	4,755,191	563,290

Net operating loss	(4,344,279)	(145,228)	(4,684,958)	(312,760)

OTHER EXPENSES
Interest expense	(40,205)	(19,004)	(80,290)	(35,546)
Total other expenses	(40,205)	(19,004)	(80,290)	(35,546)

Net loss	(4,384,484)	(164,232)	(4,765,248)	(348,306)

Dividend applicable to preferred stock	(196,394)	(195,369)	(392,788)	(299,538)

Net loss attributable to common shareholders	$(4,580,878)	$(359,601)	$(5,158,036)	$(647,844)

Basic and diluted loss per share:	$(0.47)	$(0.04)	$(0.53)	$(0.07)

Weighted average shares outstanding	9,835,943	9,400,297	9,685,727	9,400,159

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,765,248)	$(348,306)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	101,396	34,778
Stock issued for services	51,000	5,129
Impairment expense	4,037,875	-
Changes in assets and liabilities:
Accounts receivable	(15,000)	(21,188)
Prepaid expenses	20,215	-
Accounts payable – trade	23,840	47,973
Accounts payable – related parties	341,843	136,315
Accrued liabilities	107,114	49,344
Net cash used in operating activities	(96,965)	(95,955)

Cash flows from investing activities:
Acquisitions of oil and gas properties	-	(15,000)
Additions to oil and gas properties	(38,095)	(173,585)
Proceeds from sale of oil and gas interest under farmout agreement	-	101,000
Proceeds from sale of equipment	75,000	-
Purchase of equipment	-	(16,815)
Net cash used in investing activities	36,905	(104,400)

Cash flows from financing activities:
Proceeds from sale of common stock	20,000	-
Proceeds from refund of cancelled insurance premiums financing	5,841	-
Proceeds from issuance of debt	48,000	30,000
Proceeds from issuance of related party debt	-	90,000
Payments made on short term debt	(14,614)	-
Net cash provided by financing activities	59,227	120,000

Net change in cash and cash equivalents	(833)	(80,355)
Cash and cash equivalents, at beginning of year	833	80,355
Cash and cash equivalents, at end of year	$-	$-

Supplemental cash flow information:
Interest paid	$159	$35,546
Non cash investing and financial activities:
Equipment purchased on account	-	6,145
Accounts payable incurred for plugging and abandonment costs	22,587
Reclassification of assets held for sale	5,636,739	-
Reclassification of liabilities associated with assets held for sale	898,864	-
Note payable issued for related party accounts payable	809,252	-
Prepaid insurance premium financing cancelled	44,866	-
Note payable issued for prepaid insurance premiums	6,925	-
Preferred stock dividends	-	299,538

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

2.	GOING CONCERN

As shown in the accompanying financial statements, ECCE incurred net losses applicable to common shareholders of $5,158,036 for the six months ended June 30, 2009.  In addition, ECCE had an accumulated deficit of $6,650,026 and a working capital deficit of $1,212,121 as of June 30, 2009. These conditions raise substantial doubt as to ECCE’s ability to continue as a going concern. Management is working to raise additional capital through the sale of common stock and/or oil and gas properties, and to utilize these funds to develop existing properties. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.

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

At June 30, 2009, we had a working capital deficit of $1,212,121.  We will need to raise additional capital in the second and later quarters of 2009 to fund general corporate working capital needs.  Additionally, in 2009 the Company will be required to (i) repay a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest, (iii) a $25,000 note to Louisiana X Partners, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (iv) a $25,000 note to Bamco Inc, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (vi) four short term notes totaling $48,000 which are due in the third quarter of 2009.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  There is no assurance that Mr. Skipper will continue to fund the company. The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

4.	ASSETS HELD FOR SALE

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of most significant liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, we have recorded an impairment charge of $4,037,875 to adjust the book value to represent the fair market of the properties.  As the sale will not be complete until the third quarter of 2009, all assets and liabilities associated with the Bateman Lake field are recorded in either an asset account, Assets Held for Sale: $1,598,864; or a liability account, Liabilities for assets held for sale: $898,864.   The liabilities associated with the oil and gas properties, including liens and asset retirement obligations will be transferred with the assets. Once the sale is complete, the transaction will be recorded as a sale, and accounted for accordingly.

The following assets and liabilities have been segregated and classified as assets held for sale and liabilities associated with assets held for sale, as appropriate in the Consolidated Balance Sheets as of June 30, 2009.  The amounts presented below do not include cash, receivables, or payables, which will be retained by ECCE.

June 30, 2009
Assets held for sale
Oil and gas properties – Bateman Lake	$1,598,864
Liabilities associated with assets held for sale
Liens	232,526
Asset retirement obligation	666,338
Total liabilities associated with assets held for sale	$898,864

5.	OIL AND GAS PROPERTIES

BATEMAN LAKE FIELD

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the property in February 2009 for $75,000 to an unaffiliated operator, which was paid in full by June 30, 2009.

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000. All assets and liabilities associated with the Bateman Lake field are presented as held for sale.

6.	DEBT

In February 2009, ECCE paid $8,000 to a third party in full payment of a short term note payable.  ECCE also cancelled certain financed insurance policies resulting in a reduction of short-term debt of $44,866.

In June 2009, ECCE borrowed $48,000 from four different parties for general corporate purposes.  Three of these notes totaling $36,000 are due on August 17, 2009, and one for $12,000 was due on July 17, 2009.  The note due on July 17, 2009 has not been repaid and is in default. No demand has been made for payment.

In June 2009, ECCE converted accounts payable into a promissory note to Samurai Corp with an interest rate of 5%, and a due date of January 1, 2012 for the $809,252 balance.

Debt – Related Parties

ECCE has notes payable to related parties including a note payable to Samurai Energy LLC; a company controlled by ECCE’s CEO, and consisted of the following at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured	$110,706	$110,706

Promissory note to Rick Bobigian- interest at 8% due January 1, 2012; unsecured	$254,773	$254,773

Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured	$809,252	-

Totals related party debt	$1,174,731	$365,479

Debt – Non-Related Parties

	June 30 , 2009	December 31, 2008
Promissory note - interest of 12% due June 30, 2009. Secured by Wilson Field Properties. (1)	$328,578	$328,578

Promissory note - interest of 6% due June 26, 2008; not secured. (2)	$25,000	$25,000

Promissory note - interest of 6% due June 26, 2008; not secured. (2)	$25,000	$25,000

Promissory note - interest of 5% due January 1, 2012; not secured.	$227,131	$227,131

Promissory note - interest of 7% due August17, 2009; not secured.	$12,000	-

Promissory note - interest of 7% due August17, 2009; not secured	$12,000	-

Promissory note - interest of 7% due August17, 2009; not secured	$12,000	-

Promissory note - interest of 7% due July 17, 2009; not secured	$12,000	-

Pipeline Mortgage –interest of 8% due September 30, 2009; secured by pipeline.	$1,000,000	$1,000,000

Total debt to non-related parties	$1,653,709	$1,605,709

Total debt	$2,828,440	$1,971,188

(1)
ECCE issued 35,000 warrants with the issuance of the note payable.  ECCE valued the warrants using the Black-Scholes option model and calculated the relative fair value of the warrants and recorded a discount of $27,689 on the debt for the value of the warrants.  The discount was amortized over the life of the note. The assumptions used in the Black-Scholes pricing model for the warrants issued with the debt include (1) discount rate of 1.75%, (2) warrant life of 2 years, (3) expected volatility of 538.77% and (4) zero expected dividends.  All principal and interest became due June 30, 2009.  We are in negotiation to extend the note.  No demands have been made for payment.

(2)
The notes payable relate to the acquisition of Louisiana Shelf LP.  ECCE has not been able to locate these note holders.  All principal and interest became due June 26, 2008.  No demands have been made for payment.

7.	SHAREHOLDERS’ EQUITY

On February 10, 2009, ECCE issued for cash 200,000 common shares for $20,000.

On April 27, 2009, ECCE issued for services related to obtaining prospective financing, 300,000 common shares for services valued at $51,000.

On July 11, 2009 ECCE issued 1,980,000 shares to be distributed to various vendors and employees.  This consists of 330,000 shares being issued to employees for retention, and payment to vendors of 1,650,000 shares relating to payment for services.

The following table provides a summary of the potential dilution of common stock should our Preferred Series B, C and/or D be converted to common stock.  These valuations are as of June 30, 2009, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share.

	Preferred Shares	Preferred Shares @$5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series B	1,000,000	$5,000,000	$700,000	$5,700,000	$5.00	1,140,000
Series C	660,000	3,300,000	396,000	3,696,000	$5.00	739,200
Series D	303,936	1,519,680	182,361	1,702,041	$5.00	340,408
Total Common	1,963,936	$9,819,680	$1,278,361	$11,098,041		2,219,608

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

-	the cyclical nature of the natural gas and oil industries for both product demand and pricing

-	our ability to obtain additional financing

-	our ability to successfully and profitably find, produce and market oil and natural gas

-	uncertainties associated with the United States and worldwide economies

-	substantial competition from larger companies

-	the loss of key personnel

-	depletion of our producing properties

-	operating interruptions (including weather, leaks, explosions and lack of rig availability)

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

Our shares of common stock are traded on the Over-the-Counter Bulletin Board, with the symbol ECCE.

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

We own 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas The Wilson field is currently producing oil and gas, and is the only field providing revenue to ECCE.  Due to flooding of a portion of the property with salt water, production has declined significantly since the prior year. In order to increase production to prior levels, an additional well will need to be drilled.  We anticipate capital expenditures of approximately $465,000 during 2009.  These funds will need to be raised in order for the drilling to occur.

BATEMAN LAKE FIELD – ST. MARY’S PARISH, LOUISIANA

The lease consists of 14 non-producing oil and gas wells on Louisiana State Lease No. 1337, in St. Mary’s Parish, Louisiana.  As of June 30, 2009, there is no oil and gas production from this concession.

For the past year, ECCE attempted to find drilling partners for the Bateman Lake Field.  We have considering farmouts, partial sales and other means to develop the field.  As of the date of this report, there has been no agreement reached to begin such a program.  Due to current prices for oil and natural gas, the ability to bring this field to productive levels at an economic cost is doubtful.

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of most significant liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, we have recorded an impairment charge of $4,037,875 to adjust the book value to represent the fair market of the properties.

LOUISIANA SHELF PROPERTY – CAMERON PARISH, LOUISIANA

The Louisiana Shelf Property consists of a well completed in shallow waters offshore St. Mary’s Parish in Louisiana, East Cam Block 7, State Lease 17442 #1.  Drilling was completed in 2005, but due to hurricane damage to a nearby platform as well as financial problems with the previous owners, the well was never connected to a pipeline.  We acquired 75% of the property in 2007 and the balance in 2008 and are attempting to bring the property into production.  We are actively looking for investors to either purchase the property, or to join with us in a joint venture to connect the well to a pipeline and then to an existing offshore platform.  There is no oil or gas production from this field as of June 30, 2009.

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

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, an affiliated company owned by Sam Skipper.  Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company.  Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

Because the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which require full payment on September 30, 2009.

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

The execution of our growth strategy is dependent on a number of factors including oil and gas prices, the availability of oil and gas properties that meet our economic criteria and the availability of funds on terms that are acceptable to us, if at all. There is no assurance that these factors will occur. We will require additional capital to meet both our long and short term operating requirements.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Our net loss for the six months ended June 30, 2009 was $4,765,248 compared to a net loss of $348,306 for the six months ended June 30, 2008 (an increase of $4,416,942).  The net loss applicable to common shareholders was $5,158,036, representing an additional loss pertaining to the dividends on three issues of preferred stock of $392,788.

For the six months ended June 30, 2009, we generated revenue of $70,233 compared to revenue of $250,530 generated for the six months ended June 30, 2008 (a decrease of $180,297). The decrease in revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was affected by the volume and price we received for the sale of our gas and oil production. For the six months ended June 30, 2009, we sold 10,077 Mcf less of gas at an average price of $3.80 per Mcf.  This resulted in an average price decrease of $5.12 per Mcf.  For the six months ending June 30, 2009, we sold 155 barrels of oil, compared to 153 barrels last year.  Although this was only two barrels less, this resulted in a decline in oil revenues of $8,238 from 2008, as we received $54 less per barrel in 2009.  It is doubtful that the Wilson Field will resume production at the 2008 rate during the current fiscal year unless additional wells are drilled.

For the six months ended June 30, 2009, we incurred operating expenses of $4,755,192 compared to $563,290 incurred for the six months ended June 30, 2008 (an increase of $4,191,902). These operating expenses incurred for the six months ended June 30, 2009 consisted of: (i) depreciation and depletion of $101,396; (ii) general and administrative expenses of $512,180;  (iii) lease operating expenses of $103,740; and  (iv) impairment expense of $4,037,875.

General and administrative expenses incurred for the six months ended June 30, 2009 increased $75,107 from the prior year primarily due to an increase in legal and geophysical consulting fees relating to the company’s planned expansion during the current year.

Depreciation and depletion of oil and gas properties increased by $66,618 for the six months ended June 30, 2009. A decrease in depletion cost related to lower oil and gas production from the Wilson Field was offset by the increase in ARO accretion for our properties.

Our lease operating expenses increased by $12,301 during the six months ended June 30, 2009, which reflected the continued maintenance on the Wilson properties.

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of most significant liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, we have recorded an impairment charge of $4,037,875 to adjust the book value to represent the fair market of the properties

Interest expense increased by $44,744 for the six months ended June 30, 2009 due to loans incurred during fiscal 2008 and 2009.

Three months Ended June 30, 2009 Compared to Three months Ended June 30, 2008

Our net loss for the three months ended June 30, 2009 was $4,384,484 compared to a net loss of $164,232 for the three months ended June 30, 2008 (an increase of $4,220,252).  The net loss applicable to common shareholders was $4,580,878, representing an additional loss pertaining to the dividends on three issues of preferred stock of $196,394.

For the three months ended June 30, 2009, we generated revenue of $31,817 compared to revenue of $129,237 generated for the six months ended June 30, 2008 (a decrease of $97,420). The decrease in revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended June 30, 2009, we sold 4,813 Mcf less of gas at an average price of $3.51 per Mcf.  This resulted in an average price decrease of $7.44 per Mcf.  For the three months ending June 30, 2009, we sold 155 barrels of oil, compared to 0 barrels last year.  As noted above, when examined on a six month basis this was only two barrels less, this resulted in a decline in oil revenues of $8,238 from 2008, as we received $54 less per barrel in 2009.

For the three months ended June 30, 2009, we incurred operating expenses of $4,376,096 compared to $274,465 incurred for the three months ended June 30, 2008 (an increase of $4,101,631). These operating expenses incurred for the three months ended June 30, 2009 consisted of: (i) depreciation and depletion of $45,069; (ii) general and administrative expenses of $249,223;  (iii) lease operating expenses of $43,929; and  (iv) impairment expense of $4,037,875.

General and administrative expenses incurred for the three months ended June 30, 2009 increased $37,169 from the prior year amount of $212,054, primarily due to increases in legal and geophysical consulting fees, and costs associated with procuring additional capital.

Depreciation and depletion of oil and gas properties increased by $28,983 for the three months ended June 30, 2009. A decrease in depletion cost related to lower oil and gas production from the Wilson Field was offset by a significant increase in ARO accretion for our properties.

Our lease operating expenses decreased by $2,396 during the three months ended June 30, 2009, which reflected the end of the large maintenance expenses on the Wilson properties.

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of most significant liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, we have recorded an impairment charge of $4,037,875 to adjust the book value to represent the fair market of the properties

Interest expense increased by $21,201 for the three months ended June 30, 2009 due to loans incurred during fiscal 2008 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2009

At June 30, 2009, our current assets were $1,628,148 and our current liabilities were $2,840,269, which resulted in a working capital deficiency of $1,212,121.  At June 30, 2009, our total assets were $8,674,291 consisting of: (i) $29,284 in notes receivable and prepaid expenses; (ii) $1,598,864 in assets held for sale, the Bateman Lake properties; (iii) $7,334,960 in oil and gas properties and a pipeline; and (iv) $18,764 in equipment less (v) accumulated depletion and depreciation of $307,581.  There was a decrease of $4,152,971 in total assets from the year ended 2008, resulting primarily from decreases in Prepaid Insurance, the sale of a platform, and an impairment charge of $4,037,875 on the Bateman Lake Field, which lowered the value of Oil and Gas Properties.  The proposed sale price of the Bateman Lake Properties is significantly below the value shown on the balance sheet; we have recorded an impairment charge of $4,037,585 to adjust the book value to represent the fair market value of the properties.  The asset held for sale balance of $1,598,864 is offset by the liability account related to the assets held for sale account of $898,864.

At June 30, 2009, our total liabilities were $4,368,107 consisting of: (i) $221,218 in accounts payable - trade; (ii) $293,609 in accrued expenses; (iii) $$898,864 in liabilities associated with assets for sale; (iv) $1,426,578 in short - term debt; (v) $1,401,862 in long-term debt; and (vi) $125,976 in asset retirement obligations.

Shareholders’ equity decreased from $9,000,432 at December 31, 2008 to $4,306,184 as of June 30, 2009.  This decline of $4,694,248 was primarily due to the loss for the first six months of 2009.

Our working capital deficiency to date has been funded by advances from short term loans from individual investors and from Samurai Operating Company, a related party.  Over the next twelve months, assuming funds become available from our financing efforts, we plan to extinguish our short-term debt and spend the necessary sums to begin production on either the several of the properties that we have acquired over the last year, or new properties.

Cash Flows

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the six months ended June 30, 2009 was affected by a significant decrease in revenues from oil and gas properties, as well as increased expenses for various operations of the company along with the expenses involved in maintenance and production at the Wilson Field.

Cash Flows from Investing Activities

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the property in February 2009 for $75,000 to an unaffiliated operator.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received $20,000 from the sale of common stock,  paid a remaining balance on a short term note payable of $8,000, and borrowed $48,000 through four separate loans, with payment dates of July 17, 2009 for one $12,000 note and August 17, 2009 for the other $36,000.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, unless substantial additional funds are raised to further the development of our oil and gas properties.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we do not have any off  balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2009. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Skipper and Thomas concluded that our disclosure controls and procedures were not effective as of June 30, 2009.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 10, 2009, ECCE issued for cash 200,000 common shares for $20,000.

On April 27, 2009, ECCE issued for services related to obtaining prospective financing, 300,000 common shares for services valued at $51,000.

On July 11, 2009 ECCE issued 1,980,000 shares to be distributed to various vendors and employees.  This consists of 330,000 shares being issued to employees for retention, and payment to vendors of 1,650,000 shares relating to payment for services.

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

ECCO ENERGY CORP.

Date: August 13, 2009	By:	/s/ Samuel M. Skipper
Samuel M. Skipper
Title: President and CEO

Date: August 13, 2009	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO