Form 10-Q
period 2009-09-30
ECCO Energy Corp.
filed 2009-11-16
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

12,194,466 shares of the registrant’s common stock were outstanding as of November 16, 2009.

Item 1.	Financial Statements.
PART I—FINANCIAL INFORMATION
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71	$833
Accounts receivable	27,000	-
Accounts receivable – related party	38,544	72,440
Note receivable	600,000	-
Prepaid expenses	7,142	-
Total current assets	672,757	73,273

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	1,634,916	12,020,011
Pipeline transmission properties	1,000,000	1,000,000
Equipment	18,764	19,703
Less accumulated depreciation and depletion	(322,218)	(285,725)
Total property and equipment, net	2,331,462	12,753,989

TOTAL ASSETS	$3,004,219	$12,827,262

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable-trade	$164,308	$197,376
Accounts payable-related parties	-	444,822
Accrued expenses	606,257	412,096
Current maturities of long-term debt	1,493,944	1,432,217
Total current liabilities	2,264,509	2,486,511

LONG-TERM LIABILITIES
Long term debt	227,131	227,131
Long term debt – related parties	1,174,731	365,479
Asset retirement obligations	125,976	747,709
TOTAL LIABILITIES	3,792,347	3,826,830

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 issued and outstanding	100	100
Series B, $.001 par value; 1,000,000 issued and outstanding	1,000	1,000
Series C, $.001 par value; 630,000 and 660,000 issued and outstanding	630	660
Series D, $.001 par value; 303,936 issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized;11,994,466 and 9,424,952 shares issued and outstanding	11,995	9,425
Additional paid-in-capital	11,915,656	10,873,721
Accumulated deficit	(12,717,813)	(1,884,778)
Total shareholders’ equity (deficit)_	(788,128)	9,000,432
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,004,219	$12,827,262

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE	$16,801	$102,857	$87,034	$353,387

OPERATING EXPENSES
Lease operating expenses	15,721	62,144	119,461	153,583
General and administrative expenses	1,018,882	200,484	1,531,063	637,557
Depreciation, depletion and accretion	14,638	(5,245)	116,034	29,533
Impairment expense	4,697,550	-	8,735,425	-
Loss on sale of assets	232,526	-	232,526	-
Total operating expenses	5,979,317	257,383	10,734,509	820,673

Net operating loss	(5,962,516)	(154,526)	(10,647,475)	(467,286)

OTHER EXPENSES
Legal settlements	(65,600)	-	(65,600)	-
Interest expense	(39,671)	(21,147)	(119,961)	(56,693)
Total other expenses	(105,271)	(21,147)	(185,561)	(56,693)

Net loss	(6,067,787)	(175,673)	(10,833,036)	(523,979)

Dividend applicable to preferred stock	(194,893)	(288,850)	(587,681)	(588,389)

Net loss attributable to common shareholders	$(6,262,680)	$(464,523)	$(11,420,717)	$(1,112,368)

Basic and diluted loss per share:	$(0.51)	$(0.05)	$(1.04)	$(0.12)

Weighted average shares outstanding	11,845,310	9,410,063	10,426,688	9,396,875

See summary of significant accounting policies and notes to consolidated financial statements.

   ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,833,036)	$(523,979)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	116,034	29,533
Stock issued for services	952,250	15,138
Impairment expense	8,735,425	-
Loss on sale of assets	232,526	-
Changes in assets and liabilities:
Accounts receivable	(27,000)	9,545
Accounts receivable – related party	(38,544)	-
Prepaid expenses	27,357	-
Accounts payable – trade	14,526	172,281
Accounts payable – related parties	341,843	193,290
Accrued liabilities	211,866	77,950
Net cash used in operating activities	(266,753)	(26,242)

Cash flows from investing activities:
Additions to oil and gas properties	(35,602)	(406,528)
Proceeds from sale of oil and gas interest under farmout agreement	-	261,000
Proceeds from sale of assets	175,000	-
Purchase of equipment	-	(16,815)
Net cash provided by (used in) investing activities	139,398	(162,343)

Cash flows from financing activities:
Proceeds from sale of common stock	20,000	-
Proceeds from refund of cancelled insurance premium financing	5,841	-
Proceeds from issuance of debt	115,366	30,000
Proceeds from issuance of related party debt	-	90,000
Payments made on short term debt	(14,614)	(5,000)
Net cash provided by financing activities	126,593	115,000

Net change in cash and cash equivalents	(762)	(73,585)
Cash and cash equivalents, at beginning of year	833	80,355
Cash and cash equivalents, at end of period	$71	$6,770

Supplemental cash flow information:
Interest paid	$159	$19,799
Income taxes paid	-	-
Non cash investing and financial activities:
Equipment purchased on account	-	6,145
Increase in asset retirement obligation	-	102,037
Liens assumed on oil and gas property	-	232,526
Accounts payable incurred for plugging and abandonment costs	22,587	-
Reclassification of assets held for sale	5,636,739	-
Reclassification of liabilities associated with assets held for sale	898,864	-
Note payable issued for related party accounts payable	809,252	-
Prepaid insurance premium financing cancelled	44,866	-
Note payable issued for prepaid insurance premiums	6,925	-
Series C preferred shares converted to common	30	-
Shares issued for accrued preferred dividends	24,630	-
Shares issued for accounts payable	47,595	-

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

2.	GOING CONCERN

As shown in the accompanying financial statements, ECCE incurred net losses applicable to common shareholders of $11,420,717 for the nine months ended September 30, 2009.  In addition, ECCE had an accumulated deficit of  $12,717,813 and a working capital deficit of  $1,591,752 as of September 30, 2009. These conditions raise substantial doubt as to ECCE’s ability to continue as a going concern. Management is working to raise additional capital through the sale of common stock and/or oil and gas properties, and to utilize these funds to develop existing properties. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.

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

At September 30, 2009, we had a working capital deficit of $1,591,752.  We will need to raise additional capital in 2009 to fund general corporate working capital needs.  During 2009, the Company failed to make certain required payments  (i) repay a $1,000,000 note,  plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest, (iii) a $25,000 note to Louisiana X Partners, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (iv) a $25,000 note to Bamco Inc, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (vi) eleven short term notes totaling $115,366 which were due in either the third quarter of 2009 or will be due during the fourth quarter of 2009.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  There is no assurance that Mr. Skipper will continue to fund the company. The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which amends SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not impact our results of operations or financial condition.

ECCO does not expect that any other recently issued accounting pronouncements will have a significant impact on the financial statements of the Company.

5.	OIL AND GAS PROPERTIES

BATEMAN LAKE FIELD

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of the majority of the liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, ECCE has recorded an impairment charge of $4,037,875 to adjust the book value to represent the estimated realizable value of the properties.  The liabilities associated with the oil and gas properties, including liens and asset retirement obligations were transferred with the assets.232,526 The sale was completed on August 31, 2009, with $100,000 being paid to ECCE as of that date.  ECCE issued a note receivable for $600,000.  A payment of $433,000 was made on October 15, 2009.  The remaining $167,000 was held in escrow pending settlement and payment of certain liens on the property.  ECCE is working on settling these remaining items.  As of November 7, 2009 we have settled $92,000 of the $167,000 designated liens, leaving a balance of $75,000 for settlement of the remaining liens. ECCE recorded a loss on sale of the Bateman Lake Field of $232,526.

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the property in February 2009 for $75,000 to an unaffiliated operator, which was paid in full by June 30, 2009.

LOUISIANA SHELF PROPERTY – CAMERON PARISH, LOUISIANA

The Louisiana Shelf Property consists of a well completed in shallow waters offshore St. Mary’s Parish in Louisiana, East Cam Block 7, State Lease 17442 #1.  Drilling was completed in 2005, but due to hurricane damage to a nearby platform as well as financial problems with the previous owners, the well was never connected to a pipeline.  We acquired 75% of the property in 2007 and the remaining 25% in 2008 and have been attempting to bring the property into production.   There is no oil or gas production from this field as of September 30, 2009.

During the quarter ending September 30, 2009 we determined that the value of the property is impaired, and have reduced the value from $5,197,550 to $500,000, a decrease of $4,697,550.  We will continue our efforts to either find investors to help us develop the property, or to sell it.

OHIO PIPELINE

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

Because the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment in the amount of $1,029,808 against ECCO Energy, which includes principal and interest through February 28, 2009, for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). The judgment also requires ECCO to pay interest at 8% from February 28, 2009, until the judgment is paid in full. ECCO has recorded a total of $80,000 of accrued interest in relation to the mortgage and judgment as of September 30, 2009.

We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender.

6.	DEBT

Debt – Related Parties

ECCE has notes payable to related parties including a note payable to Samurai Energy LLC; a company controlled by ECCE’s CEO, and consisted of the following at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured	$110,706	$110,706

Promissory note to Rick Bobigian- interest at 8% due January 1, 2012; unsecured	$254,773	$254,773

Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured (1)	$809,252	-

Less current portion	-	-

Total related party debt	$1,174,731	$365,479

(1)	In June 2009, ECCE converted accounts payable into a promissory note to Samurai Corp with an interest rate of 5%, and a payment due on the maturity date of January 1, 2012 for the $809,252 balance.

Debt – Non-Related Parties

	September 30, 2009	December 31, 2008
Promissory note - interest of 6% due September 26, 2008; not secured. (4)	$25,000	$25,000

Promissory note - interest of 6% due September 26, 2008; not secured. (4)	$25,000	$25,000

Promissory note - interest of 7% due July 17, 2009; not secured (1)	$12,000	-

Promissory note - interest of 0% due on demand; not secured	-	$8,000

Promissory note - interest of 7% due August 12, 2009; not secured (2)	$9,366	-

Promissory note - interest of 7% due August17, 2009; not secured (1)	$12,000	-

Promissory note - interest of 7% due August17, 2009; not secured (1)	$12,000	-

Promissory note - interest of 7% due August17, 2009; not secured (1)	$12,000	-

Promissory note - interest of 7% due August17, 2009; not secured. (2)	$12,000	-

Promissory note - interest of 7% due September 10, 2009; not secured (2)	$6,000	-

Promissory note - interest of 7% due September 14, 2009; not secured (2)	$12,000	-

Promissory note - interest of 7% due September 17, 2009; not secured (2)	$6,000	-

Promissory note - interest of 12% due September 30, 2009; secured by Wilson Field Properties. (3)	$328,578	$328,578

Pipeline Mortgage –interest of 8% due September 30, 2009; secured by pipeline (5)	$1,000,000	$1,000,000

Promissory note - interest of 7% due October 19, 2009; not secured. (2)	$12,000	-

Promissory note - interest of 7% due December 1, 2009; not secured. (2)	$10,000	-

Promissory note - interest of 5% due January 1, 2012; not secured.	$227,131	$227,131

Less current portion	1,493,944	1,432,217

Total debt to non-related parties	$227,131	$227,131

Total debt	$2,895,806	$1,979,188

(1)
In June 2009, ECCE borrowed $48,000 from four different parties for general corporate purposes.  Three of these notes totaling $36,000 were due on August 17, 2009, and one for $12,000 was due on July 17, 2009.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

(2)
During the quarter ended September 30, 2009, ECCE borrowed $67,366 represented by seven different notes for general corporate purposes.  A total of $45,366 was payable during the third quarter, with the remaining $12,000 due on October 19, 2009 and $10,000 due on December 1, 2009.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

(3)
ECCE issued 35,000 warrants with the issuance of the note payable.  ECCE valued the warrants using the Black-Scholes option model and calculated the relative fair value of the warrants and recorded a discount of $27,689 on the debt for the value of the warrants.  The discount was amortized over the life of the note. The assumptions used in the Black-Scholes pricing model for the warrants issued with the debt include (1) discount rate of 1.75%, (2) warrant life of 2 years, (3) expected volatility of 538.77% and (4) zero expected dividends.  All principal and interest became due June 30, 2009.  This note has not been repaid and is in default. No demand has been made for payment.  ECCE is continuing to accrue interest on this note at the stated rate.

(4)
The notes payable relate to the acquisition of Louisiana Shelf LP.  ECCE has not been able to locate these note holders.  All principal and interest became due September 26, 2008.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

(5)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   There has been a judgment rendered against ECCE in the amount of the mortgage.  See footnote 5. We are in discussions with the lender to restructure the mortgage. ECCE is continuing to accrue interest on these notes at the stated rate.

In February 2009, ECCE paid $8,000 to a third party in full payment of a short term note payable.  ECCE also cancelled certain financed insurance policies resulting in a reduction of short-term debt of $44,866.

7.	SHAREHOLDERS’ EQUITY

On February 10, 2009, ECCE issued for cash 200,000 common shares for $20,000.

On April 27, 2009, ECCE issued 300,000 common shares for services related to obtaining prospective financing valued at $51,000.

On July 1, 2009 ECCE issued 1,830,000 shares to be distributed to various consultants, and employees.  This consists of 330,000 shares being issued to employees for retention, and 1,500,000 shares relating to payment for services. The shares were valued at $923,000.

On July 15, 2009, ECCE issued 49,514 shares of common stock to redeem 30,000 shares of ECCO Series C Preferred stock and associated accumulated dividends of $24,630.  The share conversion was recorded using the book value method, in which no gain or loss is recognized by the company

On August 29, 2009, ECCE issued 100,000 common shares for legal services valued at $14,595.

On September 1, 2009, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.    ECCE issued 40,000 shares of restricted common stock as part of the settlement. These shares were issued on September 1, 2009 and were valued at $5,600.

On September 29, 2009 ECCE issued 50,000 shares for consulting services.  The services were valued at $5,500.

The following table provides a summary of the potential dilution of common stock should our Preferred Series B, C and/or D be converted to common stock.  These valuations are as of September 30, 2009, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share.

	Preferred Shares	Preferred Shares @$5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series B	1,000,000	$5,000,000	$800,000	$5,800,000	$5.00	1,160,000
Series C	630,000	3,150,000	444,884	3,594,884	$5.00	718,977
Series D	303,936	1,519,680	212,755	1,732,435	$5.00	346,487
Total Common	1,933,936	$9,669,680	$1,475,639	$11,127,319		2,225,464

8.	COMMITMENTS AND CONTINGENCIES

During the third quarter, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for a $10,000 payment during the third quarter of 2009, which was made in September 2009.  We also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also calls for additional payments of $12,500 to be made on each of the following dates:  December 4, 2009, March 5, 2010, June 4, 2010 and September 10, 2010.  The additional payments total of $50,000 has been accrued as of September 30, 2009. Total settlement expense of $65,600 was recorded as of September 30, 2009.

9.	SUBSEQUENT EVENTS

During October 2009, ECCO issued 200,000 common shares to a third party for consulting services valued at $16,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

We own 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas. The Wilson field is currently producing oil and gas, and is the only field providing revenue to ECCE.  Due to flooding of a portion of the property with salt water, production has declined significantly since the prior year. In order to increase production to prior levels, an additional well will need to be drilled.  We anticipate capital expenditures of approximately $465,000 during 2009.  These funds will need to be raised in order for the drilling to occur.

BATEMAN LAKE FIELD – ST. MARY’S PARISH, LOUISIANA

The lease consists of 14 non-producing oil and gas wells on Louisiana State Lease No. 1337, in St. Mary’s Parish, Louisiana.  As of September 30, 2009, there is no oil and gas production from this concession.

For the past year, ECCE attempted to find drilling partners for the Bateman Lake Field.  On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of the majority of the liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, ECCE has recorded an impairment charge of $4,037,875 to adjust the book value to represent the estimated realizable value of the properties.  The liabilities associated with the oil and gas properties, including liens and asset retirement obligations were transferred with the assets. The sale was completed on August 31, 2009, with $100,000 being paid to ECCE as of that date.  ECCE issued a note receivable for $600,000.  A payment of $433,000 was made on October 15, 2009.  The remaining $167,000 was held in escrow pending settlement and payment of certain liens on the property.  ECCE is working on settling these remaining items.  As of November 7, 2009 we have settled $92,000 of the $167,000 designated liens, leaving a balance of $75,000 for settlement of the remaining liens. ECCE recorded a loss on sale of the Bateman Lake Field of $232,526.

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the property in February 2009 for $75,000 to an unaffiliated operator, which was paid in full by June 30, 2009.

LOUISIANA SHELF PROPERTY – CAMERON PARISH, LOUISIANA

The Louisiana Shelf Property consists of a well completed in shallow waters offshore St. Mary’s Parish in Louisiana, East Cam Block 7, State Lease 17442 #1.  Drilling was completed in 2005, but due to hurricane damage to a nearby platform as well as financial problems with the previous owners, the well was never connected to a pipeline.  We acquired 75% of the property in 2007 and the balance in 2008 and have been attempting to bring the property into production.   There is no oil or gas production from this field as of September 30, 2009.

During the quarter ending September 30, 2009 we determined that the value of the property is impaired, and have reduced the value from $5,197,550 to $500,000, a decrease of $4,697,550.  We are actively attempting to sell or otherwise dispose of the property.

OHIO PIPELINE

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.  The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.

Negotiations are underway with Samurai Corp to provide compensation for the use of the ECCE pipeline. A sale or lease of the pipeline is also under discussion.

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

Because the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment in the amount of $1,029,808 against ECCO Energy, which includes principal and interest through February 28, 2009, for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). The judgment also requires ECCO to pay interest at 8% from February 28, 2009, until the judgment is paid in full. ECCO has recorded a total of $80,000 of accrued interest in relation to the mortgage and judgment as of September 30, 2009.   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. We are exploring the sale or merger of the company. If we do not sell or merge the company, then over the next twelve months our strategy is to grow our asset base by acquiring producing properties and investing in working interests in non-operated properties. In addition, we plan to use innovative and sound engineering principles to enhance existing production. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Our net loss for the nine months ended September 30, 2009 was $10,833,036 compared to a net loss of $523,979 for the nine months ended September 30, 2008 (an increase of $10,309,057).  The net loss applicable to common shareholders was $11,420,717, representing an additional loss pertaining to the dividends on three issues of preferred stock of $587,681.

 For the nine months ended September 30, 2009, we generated revenue of $87,034 compared to revenue of $353,387 generated for the nine months ended September 30, 2008 (a decrease of $266,353). The decrease in revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was affected by the volume and price we received for the sale of our gas and oil production. For the nine months ended September 30, 2009, we sold 16,827 Mcf less of gas at an average price of $3.52 per Mcf.  This resulted in an average price decrease of $5.72 per Mcf.  For the nine months ending September 30, 2009, we sold 155 barrels of oil, compared to 273 barrels last year.  This resulted in a decline in oil revenues of $22,018 from 2008, as we received $60.42 less per barrel in 2009.  It is doubtful that the Wilson Field will resume production close to the 2008 rate during the current fiscal year unless additional wells are drilled.

For the nine months ended September 30, 2009, we incurred operating expenses of $10,734,509 compared to $820,673 incurred for the nine months ended September 30, 2008 (an increase of $9,913,836). These operating expenses incurred for the nine months ended September 30, 2009 consisted of: (i) depreciation and depletion of $116,034; (ii) general and administrative expenses of $1,531,063;  (iii) lease operating expenses of $119,461; (iv) impairment expense of $8,735,425; and (v) loss on sale of assets of $232,526.

General and administrative expenses incurred for the nine months ended September 30, 2009 increased $893,506 from the prior year primarily due to an increase in legal and geophysical consulting fees relating to the company’s planned expansion during the current year.

Depreciation and depletion of oil and gas properties increased by $86,501 for the nine months ended September 30, 2009. A decrease in depletion cost related to lower oil and gas production from the Wilson Field was offset by the increase in ARO accretion for our properties, as well as depreciation recorded on the Ohio pipeline.

Our lease operating expenses decreased by $34,122 during the nine months ended September 30, 2009, which reflected the comparison of normal operating expenses during 2009 as compared to the high maintenance costs on the Wilson properties incurred during 2008.

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of the majority of the liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, ECCE has recorded an impairment charge of $4,037,875 to adjust the book value to represent the estimated realizable value of the properties.  The liabilities associated with the oil and gas properties, including liens and asset retirement obligations were transferred with the assets. The sale was completed on August 31, 2009, with $100,000 being paid to ECCE as of that date.  ECCE issued a note receivable for $600,000.  A payment of $433,000 was made on October 15, 2009.  The remaining $167,000 was held in escrow pending settlement and payment of certain liens on the property.  ECCE is working on settling these remaining items.  As of November 7, 2009 we have settled $92,000 of the $167,000 designated liens, leaving a balance of $75,000 for settlement of the remaining liens. ECCE recorded a loss on sale of the Bateman Lake Field of $232,526.

Interest expense increased by $63,268 for the nine months ended September 30, 2009 due to loans incurred during fiscal 2008 and 2009.

During the third quarter, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for a $10,000 payment during the third quarter of 2009, which was made in September 2009.  We also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the litigants as part of the settlement. The settlement also calls for additional payments of $12,500 to be made on each of the following dates:  December 4, 2009, March 5, 2010, June 4, 2010 and September 10, 2010.  The additional payments totaling $50,000 have been accrued as of September 30, 2009. Total settlement expense of $65,600 was recorded as of September 30, 2009.

Three months Ended September 30, 2009 Compared to Three months Ended September 30, 2008

Our net loss for the three months ended September 30, 2009 was $6,067,787 compared to a net loss of $175,673 for the three months ended September 30, 2008 (an increase of $5,892,114).  The net loss applicable to common shareholders was $6,262,680, representing an additional loss pertaining to the dividends on three issues of preferred stock of $194,893.

 For the three months ended September 30, 2009, we generated revenue of $16,801 compared to revenue of $102,857 generated for the three months ended September 30, 2008 (a decrease of $86,056). The decrease in revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended September 30, 2009, we sold 6,750 Mcf less of gas at an average price of $3.05 per Mcf.  This resulted in an average price decrease of $5.56 per Mcf.  For the three months ending September 30, 2009, we sold no barrels of oil, compared to 121 barrels last year.  This resulted in a decline in oil revenues of $13,780 from 2008, as we received $113.72 per barrel in 2008.

For the three months ended September 30, 2009, we incurred operating expenses of $5,979,317 compared to $257,383 incurred for the three months ended September 30, 2008 (an increase of $5,721,934). These operating expenses incurred for the three months ended September 30, 2009 consisted of: (i) depreciation and depletion of $14,638; (ii) general and administrative expenses of $1,018,882;  (iii) lease operating expenses of $15,721; (iv) impairment expense of $4,697,550; and (v) loss on sale of assets of $232,526.

General and administrative expenses incurred for the three months ended September 30, 2009 increased $818,338 from the prior year amount of $200,484, primarily due to increases in consulting fees, and costs associated with engineering fees.

Depreciation and depletion of oil and gas properties increased by $19,833 for the three months ended September 30, 2009. A decrease in depletion cost related to lower oil and gas production from the Wilson Field was offset by the depreciation recorded on the Ohio pipeline.

Our lease operating expenses decreased by $46,423 during the three months ended September 30, 2009, which reflected the end of the large maintenance expenses on the Wilson properties which we incurred during the third and fourth quarters of 2008.

On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of the majority of the liens and liabilities related to the properties.  The purchaser made a non-refundable deposit of $50,000, and agreed to complete the purchase by August 31, 2009.  As the sale price is significantly below the value shown on the balance sheet, ECCE has recorded an impairment charge of $4,037,875 to adjust the book value to represent the estimated realizable value of the properties.  The liabilities associated with the oil and gas properties, including liens and asset retirement obligations were transferred with the assets. The sale was completed on August 31, 2009, with $100,000 being paid to ECCE as of that date.  ECCE issued a note receivable for $600,000.  A payment of $433,000 was made on October 15, 2009.  The remaining $167,000 was held in escrow pending settlement and payment of certain liens on the property.  ECCE is working on settling these remaining items.  As of November 7, 2009 we have settled $92,000 of the $167,000 designated liens, leaving a balance of $75,000 for settlement of the remaining liens. ECCE recorded a loss on sale of the Bateman Lake Field of $232,526.

Interest expense increased by $18,524 for the three months ended September 30, 2009 due to loans incurred during fiscal 2008 and 2009.

During the third quarter, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for a $10,000 payment during the third quarter of 2009, which was made in September 2009.  We also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also calls for additional payments of $12,500 to be made on each of the following dates:  December 4, 2009, March 5, 2010, June 4, 2010 and September 10, 2010.  The additional payments total of $50,000 has been accrued as of September 30, 2009. Total settlement expense of $65,600 was recorded as of September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2009

At September 30, 2009, our current assets were $672,757 and our current liabilities were $2,264,509, which resulted in a working capital deficiency of $1,591,752.  At September 30, 2009, our total assets were $3,004,219 consisting of: (i) $607,142 in notes receivable and prepaid expenses; (ii) $65,544 in accounts receivable; (iii) $2,634,916 in oil and gas properties and a pipeline; and (iv) $18,763 in equipment less (v) accumulated depletion and depreciation of $322,218.  There was a decrease of $9,823,043 in total assets from the year ended 2008, resulting primarily from decreases in Prepaid Insurance, the sale of a platform, and impairment charges of $8,735,425 relating to the adjustments on the Bateman Lake Field and the Louisiana Shelf property, which lowered the value of Oil and Gas Properties.

At September 30, 2009, our total liabilities were $3,792,347 consisting of: (i) $164,308 in accounts payable - trade; (ii) $606,257 in accrued expenses; (iii) $1,493,944 in short - term debt; (iv) $1,401,862 in long-term debt; and (v) $125,976 in asset retirement obligations.

Shareholders’ equity decreased from $9,000,432 at December 31, 2008 to a deficit of ($788,128) as of September 30, 2009.  This decline of $9,788,560 was primarily due to the loss for the first nine months of 2009 which includes the impairment charges for the two properties.

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

Cash Flows

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the nine months ended September 30, 2009 was affected by a significant decrease in revenues from oil and gas properties, increased expenses for various operations of the company.

Cash Flows from Investing Activities

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the property in February 2009 for $75,000 to an unaffiliated operator.

During the three months ended September 30, 2009, ECCE received $100,000 as a cash payment toward the sale of the Bateman Lake properties.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received $20,000 from the sale of common stock, paid balances on a short term note payable of $14,614, and borrowed $115,366 through four separate loans to unrelated parties, with payment dates ranging from July 17, 2009 to December 1, 2009.

 We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Since inception, our working capital needs have been met through operating activities and from financings and loans from our former President/Chief Executive Officer, Sam Skipper, and related entities. We anticipate that additional financings and loans will be required to sustain operations in the future.

There can be no assurance that the Company will be successful in raising the required capital or that Mr. Skipper will continue to advance funds to the Company.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, sell or merge the company or result in the failure of our business.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, unless substantial additional funds are raised to further the development of our oil and gas properties.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we do not have any off  balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Samuel Skipper, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2009. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2009.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 10, 2009, ECCE issued for cash 200,000 common shares for $20,000.

On April 27, 2009, ECCE issued 300,000 common shares for services related to obtaining prospective financing valued at $51,000.

On July 1, 2009, ECCE issued 1,830,000 shares to be distributed to various consultants, and employees.  This consists of 330,000 shares being issued to employees for retention, and 1,500,000 shares relating to payment for services. The shares were valued at $923,000.

On July 15, 2009, ECCE issued 49,514 shares of common stock to redeem 30,000 shares of ECCO Series C Preferred stock and associated accumulated dividends in arrears of $24,630.  The share conversion was recorded using the book value method, in which no gain or loss is recognized by the company

On August 29, 2009, ECCE issued 100,000 common shares for legal services valued at $14,595.

On September 1, 2009, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.    We issued 40,000 shares of restricted common shares of ECCE stock to the litigants as part of the settlement. These shares were issued on September 1, 2009 and were valued at $5,600.

On September 29, 2009 ECCE issued 50,000 shares for consulting services.  The services were valued at $5,500.

On October 19, 2009, ECCE issued 200,000 shares for consulting services valued at $16,000.

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

ECCO ENERGY CORP.

Date: November 16, 2009	By:	Jesse M. Ozbolt
Jesse M. Ozbolt
Title: President and CEO

Date: November 16, 2009	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO