Form 10-K
period 2009-12-31
ECCO Energy Corp.
filed 2010-04-15
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549
FORM 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    ☒Yes     ☐ No

Indicate by check mark if disclosure if delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                                    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                    ☐Yes     ☒ No

The issuer’s total revenues for the year ended December 31, 2010 were $113,006

The number of outstanding shares of common stock, as of March 1, 2010, was 15,855,833.

As of December 31, 2009, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $374,426 based on the closing sale price of $.09 on such date as reported on the Over-the Counter Bulletin Board.

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

Index

OUR OPERATIONS

During 2006, ECCE acquired interests in 330 gross acres of oil and gas leases located in the State of Texas. These properties are producing.   We have also acquired non producing properties, specifically Louisiana State Lease Number 17742 in Block 4, covering 600 acres in the East Cameron Area in Cameron Parish, Louisiana (“Louisiana Shelf Property”).  This property was acquired through our acquisition of all the general and limited partner interests of Louisiana Shelf Partners, LP (“Louisiana Shelf Partners”).  We also acquired oil, gas and mineral lease no. 1337 located in the State of Louisiana, from VTEX Energy Inc. (the “Bateman Lake Field”).

During the year, ECCE disposed of the Louisiana Shelf Partners and the Bateman Lake Field.  As of December 31, 2009, the Wilson Field located in Nueces County, Texas, is the only producing or non-producing property owned by ECCE.

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate and was due in full on September 30, 2009 and remains unpaid pending negotiations for revised payment terms.  The mortgage is secured by the Pipeline assets.   The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.

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

OIL AND GAS PROPERTIES

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

We own 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas The Wilson field is currently producing oil and gas, and is the only field providing revenue to ECCE.  ECCE’s goal for 2010 is to increase production at the Wilson Properties lease.  We do not anticipate any capital expenditures during 2010; however ECCE has several options relating to the development of the Wilson Field which could enhance production should funds come available.  We will need to raise funds in order for any drilling to occur.  If we do not raise funds sufficient to develop the field, we may need to sell the property to raise funds.

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

Old Jersey, together with the Moffat Group, were holders of approximately $5,900,000 in notes (the “Debt”) payable by VTEX Energy, Inc., a Nevada corporation (“VTEX”), relating to the Bateman Lake Field. In January 2008, the Company entered into an assignment of oil, gas and mineral lease (the “VTEX Assignment”) with VTEX pursuant to which VTEX assigned to the Company all of its right, title and interest in the Bateman Lake Field in exchange for $1,000.   As a result of the VTEX Assignment, the Company acquired 100% of the interest in the Bateman Lake Field. The Company also assumed the Debt payable by VTEX to Old Jersey.   The lease consists of 14 non-producing oil and gas wells on Louisiana State Lease No. 1337, in St. Mary’s Parish, Louisiana.  As of December 31, 2009, there had been no oil and gas production from this concession during 2009 or at any other time while the properties were owned by ECCE.

ECCE sold an unused platform to a company that has oil and gas production in a field adjacent to our Bateman Lake property in the St. Mary’s Parish region of Louisiana.  We sold the platform in February 2009 for $75,000 to an unaffiliated operator, which was paid in full by June 30, 2009.

Index

During 2008 and 2009 we unsuccessfully attempted to farm-out the property to another oil and gas company.  On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of the majority of the liens and liabilities related to the properties.  In 2009, ECCE recorded an impairment charge of $4,037,875 to adjust the book value to represent the expected realizable value of the properties.  The liabilities associated with the oil and gas properties, including asset retirement obligations, were transferred with the assets. The sale was completed on August 31, 2009, with $100,000 being paid to ECCE as of that date.  ECCE issued a note receivable for $600,000 representing the balance due.  A payment of $433,000 was made on October 15, 2009, with the remaining $167,000 held in escrow pending settlement or payment of certain liens on the property.  As of December 31, 2009 we have settled the designated liens, and receiving $121,390 in favorable lien settlement amounts, thus completing the transaction.  ECCE recorded a loss on the sale of the Bateman Lake Field of $232,526.

LOUISIANA SHELF PROPERTY – CAMERON PARISH, LOUISIANA

On September 28, 2007, we executed an agreement pursuant to which we acquired all of the assets of Louisiana Shelf Partners for $5,000,000 by issuing 1,000,000 shares of Series B Convertible Preferred Stock. Louisiana Shelf Partners owned the Louisiana Shelf  property, consisting of Louisiana State Lease Number 17742 in Block 4, covering 600 acres in the East Cameron Area in Cameron Parish, Louisiana.    On February 14, 2008, the Company purchased an additional 25% of the working interest in Louisiana Shelf Property from the trustee of assets then held in bankruptcy in exchange for $10,000.  We then owned 100% of the interests in the Louisiana Shelf Property.

During the third quarter of 2009 we determined that the Louisiana Shelf Property was not commercially economical and would not prove to be a successful venture ECCE recorded an impairment charge of $5,031,508 to reduce the value of the property to $166,000 and attempted to sell the property.  During the fourth quarter, we disposed of the property in exchange for the assumption of all liabilities relating to well closing and plugging, as well as the assumption of approximately $166,000 in various payables owed to vendors.

OHIO PIPELINE

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.   The mortgage was due on September 30, 2009, at which time, the entire unpaid balance of principal and accrued interest was to have been paid.  The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, an affiliated company owned by Sam Skipper.  Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company.  Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

A review of the pipeline valuation was performed by management.  This was necessary as the asset was not an income producing asset during 2009.  A comparison of replacement cost, comparable market value and comparable earnings potential to other pipelines, shows that the expected realizable value of the asset at December 31, 2009 was $100,000. An impairment charge of $900,000 was recorded during the year ended December 31, 2009.

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

Index

COMPETITION

We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business for much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  The Company is also affected by competition for drilling rigs and the availability of related equipment.  In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and has caused significant price increases.  The Company is unable to predict when, or if, such shortages may occur or how they would affect its drilling program.

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

Index

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

Operating Hazards and Insurance

The oil and natural gas industry involves a variety of operating hazards and risks that could result in substantial losses from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.  The Company may be liable for environmental damages caused by previous owners of property it purchases and leases.  As a result, the Company may incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds available for acquisitions, development or distributions, or result in the loss of properties.  In addition, the Company participates in wells on a nonoperated basis and therefore may be limited in its ability to control the risks associated with the operation of such wells.

Index

In accordance with customary industry practices, the Company maintains insurance against some, but not all, potential losses.  The Company cannot provide assurance that any insurance it obtains will be adequate to cover any losses or liabilities.  .  In addition, pollution and environmental risks generally are not fully insurable.  The occurrence of an event not fully covered by insurance could have a material adverse effect on the Company’s financial position and results of operations.

ENVIRONMENTAL REGULATION

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency.  Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.  Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

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

Index

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

Index

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

Private Lawsuits

In addition to claims arising under state and federal statutes, where a release or spill of hazardous substances, oil and gas or oil and gas wastes have occurred private parties or landowners may bring lawsuits against oil and gas companies under state law. The plaintiffs may seek property damages, personal injury damages, remediation costs or injunctions to require remediation or restoration of contaminated property, soil, groundwater or surface water. In some cases, oil and gas operations are located near populated areas and emissions or accidental releases could affect the surrounding properties and population.

EMPLOYEES

Jack Ozbolt is our President and Chief Executive Officer and N. Wilson Thomas is our Chief Financial Officer. These individuals are primarily responsible for the majority of our day-to-day operations. Other services may be provided by outsourcing and consultants and special purpose contracts. We currently employ two people on a full time basis.

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

Index

INSURANCE

We currently maintain insurance coverage in amounts that we deem reasonable for our current operations.  Our insurance coverage is bundled with properties owned by Samurai Corp, allowing us to obtain more competitive rates for our insurance needs.

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

For the year ended December 31, 2009, the Company had revenues of approximately $113,006.  During this period, the Company had a net loss of $12,356,883.  There can be no assurance that the Company will have income from operations or net income in 2010 or thereafter.

We have negative cash flow from operations.

We have experienced losses and negative cash flows from operations since our inception. These conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity, or to sell or merge the company. There can be no assurance that we will ever be able to generate positive cash flow from operations.

We will need additional capital in 2010 to implement our business plan and/or meet our financial obligations.

At December 31, 2009, we had a working capital deficit of $1,906,110.  We will need to raise additional capital during 2010 to fund general corporate working capital needs.  Additionally, in 2009 the Company missed payment on (i)  a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest, (iii) a $25,000 note to Louisiana X Partners, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (iv) a $25,000 note to Bamco Inc, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (v) a total of $84,000, plus accrued interest, of short term notes to three individuals and (vi) a total of $33,176, plus accrued interest, to Shelby Engineering.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

Index

We will need to obtain additional financing to complete further exploration.

A substantial portion of our proved oil and gas reserves are undeveloped.  At December 31, 2009, we estimated that we would require a total of $1.8 million of development costs to recover approximately $7.3 million of net revenues, or $2.1 million of discounted pretax cash flows from our reserves.

We will require significant additional financing in order to continue our exploration, development and production activities and our assessment of the commercial viability of our properties. Furthermore, if the costs of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. Although we have generated revenue from operations, we are experiencing a negative cash flow. Accordingly, the only other sources of funds presently available to us may be through the sale of equity or through debt financing. It is possible that debt financing may not be an alternative to us, due to the general instability of the credit market in the current economic environment. Alternatively, we may finance our business by offering an interest in prospective oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions. If we are unable to obtain this additional financing, we will not be able to continue our business activities and our assessment of the commercial viability of our properties. Further, if we are able to establish that development of our properties are commercially viable, our inability to raise additional financing at this stage would result in our inability to place our properties into production and recover our investment.

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

Index

Our estimated reserves are based on many assumptions that may prove to be inaccurate.  Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

No one can measure underground accumulations of oil, natural gas and NGL in an exact way.  Reserve engineering requires subjective estimates of underground accumulations of oil, natural gas and NGL and assumptions concerning future oil, natural gas and NGL prices, production levels and operating and development costs.  As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.  Independent petroleum engineering firms prepare estimates of our proved reserves.  Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history.  Also, we make certain assumptions regarding future oil, natural gas and NGL prices, production levels and operating and development costs that may prove incorrect.  Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGL attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows.  Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGL we ultimately recover being different from our reserve estimates.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil, natural gas and NGL reserves.  We base the estimated discounted future net cash flows from our proved reserves on an unweighted average of the first-day-of-the month price for each month during the 12-month calendar year and year-end costs.  However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

•	actual prices we receive for oil, natural gas and NGL;
•	the amount and timing of actual production;
•	the timing and success of development activities;
•	supply of and demand for oil, natural gas and NGL; and
•	changes in governmental regulations or taxation.

In addition, the 10% discount factor, required to be used under the provisions of applicable accounting standards when calculating discounted future net cash flows, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

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

Index

We actively seek to acquire oil and natural gas properties.  Acquisitions involve potential risks that could adversely impact our future growth and our ability to remain a viable entity.

Any acquisition involves potential risks, including, among other things:

•	the risk that reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;
•	the risk of title defects discovered after closing;
•	inaccurate assumptions about revenues and costs, including synergies;
•	significant increases in our indebtedness and working capital requirements;
•	an inability to transition and integrate successfully or timely the businesses we acquire;
•	the cost of transition and integration of data systems and processes;
•	the potential environmental problems and costs;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	the diversion of management’s attention from other business concerns;
•	increased demands on existing personnel and on our corporate structure;
•	customer or key employee losses of the acquired businesses; and
•	the failure to realize expected growth or profitability

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

Our success largely depends on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface fractures; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. 1(xi) weather related events such as hurricanes can cause disruption of deliveries or destruction of producing facilities, either on or off shore.  Such damage may be to our facilities or to facilities operated by other companies needed for the delivery of our production.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Jack Ozbolt, our President, and N. Wilson Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

Index

Risks Related to Our Common and Preferred Stock

Sales of a substantial number of shares of our common stock into the public market by stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 15,855,853 shares of common stock issued and outstanding, 100,000 of our Series A convertible preferred stock (“Series A Preferred Stock”) issued and outstanding , 434,078 or our Series B convertible preferred stock (“Series B Preferred Stock”)issued and outstanding, 30,000 of our Series C convertible preferred stock (“Series C Preferred Stock”)issued and outstanding, and 303,936 of our Series D convertible preferred stock (“Series D Preferred Stock”).  Each share of our preferred stock is convertible into one share of our common stock. As of the date of this Annual Report, there are 11,695,564 outstanding shares of our common stock and 768,041 outstanding shares of our preferred stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.  In the event that any of the convertible preferred shares of stock are converted into shares of common stock, such shares may be available for immediate resale which could have an adverse effect on the price of our common stock.

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

Index

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

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

ECCE moved to 3315 Marquart Street., Suite 206, Houston, Texas  77027 during 2007, and expanded its office space from about 2,000 sq. ft. to 9,750 sq. ft. during 2008.  ECCE entered into a new lease agreement through December 31, 2014.  The rent for 2009 was negotiated for $18 per square foot, or approximately $14,625 per month.  However, due to market conditions, the monthly rent was reduced to $4,800 per month for 2009.  As of March 31, 2010, the monthly rent amount will remain at this amount until market conditions improve.

Our principal assets are oil and gas properties, including a 100% working interest in oil and gas producing properties located in Nueces County, Texas.

Index

ITEM 3. LEGAL PROCEEDINGS

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  The County has indicated that it intends to take legal proceedings to collect those taxes.  The County has placed tax liens on the property.

During the third quarter, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for a $10,000 payment during the third quarter of 2009, which was made in September 2009.  ECCE also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also calls for additional payments of $12,500 to be made on each of the following dates:  December 4, 2009, March 5, 2010, June 4, 2010 and September 10, 2010.  The additional payments total of $50,000 has been accrued as of December 31, 2009. Total settlement expense of $65,600 was recorded as of December 31, 2009.  The company did not make the December 4, 2009 or the March 5, 2010 payments and anticipates future litigation involving this amount.

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

Quarter Ended	High Bid	Low Bid
December 31, 2009	$0.45	$0.06
September 30, 2009	$0.55	$0.10
June 30, 2009	$0.66	$0.11
March 31, 2009	$1.25	$0.08
December 31, 2008	$0.06	$0.05
September 30, 2008	$1.01	$0.06

As of March 1, 2010, we had 200 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal years ended December 31, 2009 and 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.  The issuances of these equity securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.  Unless otherwise noted, no sales commissions were paid.

Common Stock

During fiscal 2008, we corrected errors relating to the issuance of shares prior to our change in stock transfer agents.  We determined that a total of 25,005 shares were not properly recorded during 2007 and prior years.  These shares were issued to correct prior errors relating to the former transfer agent.

On June 11, 2008, we issued 5,200 common shares for marketing services valued and expensed at $5,129.

Index

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

On October 19, 2009, ECCE issued 200,000 shares for consulting services valued at $14,000.

On November 16, 2009, ECCO issued 1,625,000 restricted common shares to employees and consultants.  The shares were valued at $81,250.

On December 18, 2009, ECCE issued 989,819 shares of common stock in exchange for shares of the preferred C stock and accumulated dividends on the preferred shares.  There was no gain or loss on the conversion of the shares.  Dividend interest was applied to the accrued preferred dividends payable.

During December, 2009, ECCE issued 690,177 shares of common stock in exchange for shares of the preferred B stock and accumulated dividends on the preferred shares.  There was no gain or loss on the conversion of shares. Dividend interest was applied to the accrued preferred dividends payable.

During February, 2010, ECCE issued 356,391 shares to five of the Preferred B shareholders relating to the conversion from the Preferred B Preferred stock to ECCE common stock.  There was no gain or loss on the conversion of the shares.

During February, 2010, ECCE cancelled 500,000 shares of stock which was rewarded to two vendors for services contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.  The original valuation of the shares totaled $275,000.

During February, 2010, ECCE awarded 500,000 shares of common stock to be distributed to various consultants, and employees.  This consists of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $30,000.

Index

Preferred Stock

There was no preferred stock issued during the years ended  December 31, 2009 and 2008.

Description of Our Preferred Stock

In addition to our common stock, we are authorized to issue up to 10,000,000 shares of preferred stock, par value $.001.  As of the date of this Annual Report, we have issued and outstanding 100,000 shares of our Series A Preferred Stock, 1,000,000 shares issued and 434,078 outstanding of our Series B Preferred Stock, 660,000 shares issued and 30,000 shares outstanding of our Series C Preferred Stock, and 303,936 shares issued and outstanding of our Series D Preferred Stock.

Series A Preferred Stock:

On July 17, 2006, in connection with the merger, ECCE issued 100,000 shares of preferred stock to Mr. Skipper.  The preferred stock of ECCE was valued at $27,000 and recorded as compensation expense.  The preferred stock is entitled to the number of votes equal to all votes of other security holders plus one vote. As a result, Mr. Skipper has voting control of ECCE.

Series B Preferred Stock

The Series B Preferred Stock, with an initial value of $5.00 per share, ranks senior to the Series A Preferred Stock, and ranks in parity as to dividends and liquidation rights with our Series C Preferred Stock and Series D Preferred Stock. So long as any Series B Preferred Stock is outstanding, we are prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series B Preferred Stock without the approval of the holders of two-thirds of the outstanding Series B Preferred Stock. The holders of the outstanding shares of Series B Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Company (other than the holders of Series C Preferred Stock and Series D Preferred Stock), cumulative dividends whether or not declared, and accruing from issuance at a per share amount equal to 8% per annum of the initial value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of any other shares of capital stock (other than the holders of Series C Preferred Stock and Series D Preferred Stock), but only after all distributions to holders of Series B Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the initial value plus the amount of any accrued but unpaid dividends due for each share of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into fully paid and nonassessable shares of our common stock determined by dividing the initial value of the Series B Preferred Stock plus the amount of accrued and unpaid dividends due thereon by the conversion price.  The initial conversion price is $5.00, and is subject to adjustment.  Lastly, in addition to the rights discussed above of the holders of the Series B Preferred Stock, at any time after June 15, 2008, and provided a triggering event has occurred, each holder of Series B Preferred Stock shall have the right at such holder’s option to require us to redeem for cash all or a portion of such holder’s shares of Series B Preferred Stock at a price per share equal to the liquidation amount. A “triggering event” shall mean that the wells owned or operated by the limited partnership have generated an aggregate of 1,500,000,000 cubic feet of natural gas.  No triggering event has occurred as of the filing of this Annual Report.  ECCE disposed of Louisiana Shelf Partners during 2009, thus there will not be a “triggering event” for this property.

On November 15, 2009, or closely thereafter, we made an offer to all shareholders of the Series B Preferred Stock to convert their shares to ECCO Common Stock.  In order to recognize the loss of value in ECCO Common Stock since the purchase in 2007, we made a determination to adjust the conversion price for dividends to allow a conversion of the dividends on the Preferred B Stock to be exchanged at a ratio of one dollar for $1.00 per share, down from the initial conversion price of $5.00 per share.  This offer expired on March 31, 2010, and the conversion price for dividends has been reset to $5.00 per share.

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

ECCE disposed of the Bateman Lake property during 2009, thus there will never be any proceeds from that field to retire the Series C Preferred Stock.

On November 15, 2009, or closely thereafter, we made an offer to all shareholders of the Series C Preferred Stock to convert their shares to ECCO Common Stock.  In order to recognize the loss of value in ECCO Common Stock since the purchase in 2008, we made a determination to adjust the conversion price for dividends to allow a conversion of the dividends on the Preferred B Stock to be exchanged at a ratio of one dollar for $1.00 per share, down from the initial conversion price of $5.00 per share.  This offer expired on March 31, 2010, and the conversion price for dividends has been reset to $5.00 per share.

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

ECCE disposed of the Bateman Lake property during 2009, so there will never be a “triggering event” or any proceeds related to that property.

The following table provides a summary of the potential dilution of common stock should our Series B, C and/or D Preferred Stock be converted to common stock.  The Series A Preferred Stock is not convertible.  These valuations are as of December 31, 2009, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share.

	Preferred	Preferred Shares	Accrued	Conversion	Conversion	Number of Common Shares Issued upon
	Shares	@$5.00	Dividends	Valuation	Price	Conversion
Series B	626,793	$3, 133,965	$564,370	$3,698,335	$5.00	739,667
Series C	30,000	150,000	88,065	238,065	$5.00	47,613
Series D	303,936	1,519,680	243,148	1,762,828	$5.00	352,566
Total Common	960,729	$4,803,645	$895,583	$5,699,228		1,139,846

Warrants

In  March 2008, and in September 2008, we issued a warrant to a third party to acquire up to 30,000 and 5,000 shares of common stock at an exercise price of $1.00 per share, with 30,000 shares expiring on March 19, 2010, and 5,000 shares expiring on September 30, 2010, as additional consideration in connection with a debt financing.  The warrant for 30,000 shares expired during the first quarter of 2010.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2009 and 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Index

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

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2009

Our net loss applicable to common stockholders for 2009 was $13,071,593 compared to a net loss of $2,040,477 for the year ended 2008 (a decrease of $11,031,116). The net loss was $12,339,179, or $1.11 per share compared to $1,154,903 or $0.12 per share in 2008.

During 2009, we generated revenue of $113,006 compared to revenue of $432,959 during 2008 (a decrease of $319,953). The decrease in revenues during 2009 compared to 2008 was attributable to a decline in total production sales from 9,968 barrels oil equivalent (“BOE”) in 2008 to 5,757 BOE in 2009, resulting from depletion of the Wilson Properties.

During 2009, we incurred operating expenses of $12,341,623 compared to $1,444,689 incurred during 2008 (an increase of $10,896,934). These operating expenses incurred during fiscal year ended December 31, 2009 consisted of: (i) General and administrative expenses of $1,840,292 (2008: $1,001,207); (ii) depreciation and depletion of $153,990 (2008: $121,088); (iv) Impairment expenses of $9,969,383 (2008: $0); (v) lease operating expenses of $145,432 (2008: $322,394) and (vi) loss on sale of asset $232,526 (2008 $0).

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during 2009 increased, primarily due to the need to pay for such expenses with common stock. The value of the common stock as represented on the financial statement greatly exceeded the actual market value of the services.  This was because of the lack of liquidity in ECCE common stock, vendors demanded additional stock than that represented by the quoted valuation.  Accounting and audit fees of $73,055 were paid to our outside auditors and accountants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Depreciation and depletion of oil and gas properties decreased during 2009 primarily due to the decline in gas (22,438 mcf) and oil (315 bbl) production from our Wilson properties.

Our lease operating expenses decreased during fiscal year ended December 31, 2009.  During 2008, we incurred significant costs related to environmental actions at the Wilson field.  We did not have as significant an amount to pay during fiscal 2009, with most of the cleanup ending during the first quarter.  However, such costs are ongoing and we will incur costs relating to clean up and abandonment during 2010 and future years.

Index

Interest expense of $166,352 (2008: $130,424) increased during 2009 due to the increased debt resulting from the short-term and long term obligations incurred in 2009, 2008 and 2007 for the purchase of our Wilson properties, as well as debt incurred to finance other activities.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Data

At December 31, 2009, our current assets were $213 and our current liabilities were $1,888,619, which resulted in a working capital deficiency of $1,888,406.  At December 31, 2009, current liabilities were comprised of: (i) $137,173 in accounts payable-trade; (ii) $1,445,755 in current maturities of debt; and (iii) $305,692 in accrued expenses.

At December 31, 2009, our total assets were $869,292 comprised of: (i) $213 in cash as our only current asset; (ii) $1,129,252 in oil and gas properties and equipment and a $100,000 pipeline, less accumulated depletion and depreciation of $360,173. The decrease in total assets during the year ended December 31, 2009 from the year ended December 31, 2008 $11,957,970 was primarily due to the disposition of the property at Bateman Lake and Louisiana Shelf, and the impairment of the pipeline.

At December 31, 2009, our total liabilities were $2,993,134, comprised of: (i) $1,888,619 in current liabilities; and (ii) $1,104,514 in long term debt and asset retirement obligations. The decrease in liabilities of $833,696 during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the reduction in ARO and other liabilities related to the Bateman Lake and Louisiana Shelf fields.

Stockholders’ equity decreased from $9,000,432 for the year ended December 31, 2008 to $(2,123,842) for fiscal year ended December 31, 2009 due to the current year loss and the sale and impairment of oil and gas and pipeline properties.

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the year ended December 31, 2009 was affected by a significant decrease in revenues from oil and gas properties, increased expenses for various operations of the company, impairment expenses recorded on the oil and gas assets, and expenses recorded for stock issued for services.

For 2009, net cash flows used in operating activities was $443,908 consisting primarily of a net loss of $12,3339,179. Net cash flows used in operating activities was adjusted by: (i) $153,990 for the non-cash expense of depreciation, depletion and accretion; (ii) $47,475 for the decrease in accounts payable-trade; (iii) $34,499 decrease in prepaid expenses.; (iv) $9,969,383 for the impairment of oil and gas properties and the pipeline; (v) $1,047,310 for common stock issued for services and (vi) $189,635 for the decrease in accrued liabilities.

Cash Flows from Investing Activities

For 2009, net cash flows used in investing activities was $739,414, with the majority of the cash coming from the sale of oil and gas properties, primarily Bateman Lake.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received $20,000 from the sale of common stock, paid balances on a short term note payable of $8,000, and borrowed $117,176 through ten separate loans to unrelated parties, with payment dates ranging from July 17, 2009 to December 1, 2009.   We made payments on related party debt of $486,563 and received $55,420 from related parties.

Index

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Since inception, our working capital needs have been met through operating activities and from financings and loans from our former President/Chief Executive Officer and majority shareholder, Sam Skipper, and related entities. Additional financings and loans will be required to sustain operations in the future.  Mr. Skipper has stated that he will not be able to further finance ECCO Energy in 2010.

There can be no assurance that the Company will be successful in raising the required capital or that other parties will continue to advance funds to the Company.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, sell or merge the company or result in the failure of our business.

WORKING CAPITAL NEEDS

At December 31, 2009, we had a working capital deficit of $1,888,406.  We will need to raise additional capital during 2010 to develop the oil and gas properties and fund general corporate working capital needs.  Additionally, in 2009 the Company missed payment on (i)  a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest, (iii) a $25,000 note to Louisiana X Partners, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (iv) a $25,000 note to Bamco Inc, plus accrued interest, in connection with the purchase of the Louisiana Shelf property, (v) a total of $84,000, plus accrued interest, of short term notes to three individuals and (vi) a total of $33,176, plus accrued interest, to Shelby Engineering.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

MATERIAL COMMITMENTS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	2		490,303
Samurai Corp	1		512,633
MJ Pipeline	1	1,000,000
Short Term Notes	12	445,754
Asset Retirement Obligations	1				101,548
Total		1,445,754	1,002,966	-	101,548

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

Index

ITEM 8.  FINANCIAL STATEMENTS

The Company’s financial statements and footnotes are set forth on pages F-1 through F-19.

Index

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 to 19

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ECCO Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ECCO Energy Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of ECCO Energy Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECCO Energy Corp., as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas

April 15, 2010

Index

ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$213	$833
Prepaid expenses	-	72,440
Total current assets	213	73,273

PROPERTY and EQUIPMENT
Oil and gas properties, using full cost accounting	1,110,488	12,020,011
Pipeline transmission properties	100,000	1,000,000
Equipment	18,764	19,703
Less accumulated depreciation and depletion	(360,173)	(285,725)
Total property and equipment	869,079	12,753,989

TOTAL ASSETS	$869,292	$12,827,262

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable-trade	$137,173	$197,376
Accounts payable-related parties	-	444,822
Accrued expenses	305,692	412,096
Current maturities of long-term debt	1,445,754	1,432,217
Current maturities of long-term debt – related parties	-	-
Total current liabilities	1,888,619	2,486,511

LONG-TERM LIABILITIES
Long term debt	227,131	227,131
Long term debt – related parties	775,836	365,479
Asset retirement obligations	101,548	747,709
TOTAL LIABILITIES	2,993,134	3,826,830

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 issued and outstanding	100	100
Series B, $.001 par value; 627,000 and 1,000,000 issued and outstanding at December 31, 2009 and 2008, respectively	627	1,000
Series C, $.001 par value; 30,000 and 660,000 issued and 30,000 outstanding at December 31, 2009 and 2008, respectively	30	660
Series D, $.001 par value; 303,936 issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized;
15,499,466 and 9,424,952 shares issued and outstanding	15,499	9,425
Additional paid-in-capital	12,715,681	10,873,721
Accumulated deficit	(14,856,083)	(1,884,778)
Total shareholders’ equity (deficit)	(2,123,842)	9,000,432
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$869,292	$12,827,262

See summary of significant accounting policies and notes to consolidated financial statements.

Index

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008

REVENUE	$113,006	$432,959

OPERATING EXPENSES
Lease operating expenses	145,432	322,394
General and administrative expenses	1,840,292	1,001,207
Depreciation, depletion and accretion	153,990	121,088
Impairment expense	9,969,383	-
Loss on sale of assets	232,526	-
Total operating expenses	12,341,623	1,444,689

Net operating loss	(12,228,617)	(1,011,730)

OTHER INCOME (EXPENSE)
Other expenses	(65,600)	(12,749)
Gain on settlement of liabilities	121,390	-
Interest expense	(166,352)	(130,424)

Total other income (expense)	(110,562)	(143,173)

Net loss	(12,339,179)	(1,154,903)

Dividends applicable to preferred stock	(732,414)	(885,574)

Net loss attributable to common shareholders	$(13,071,593)	$(2,040,477)

Basic and diluted net loss per share	$(1.18)	$(0.22)

Weighted average shares outstanding – basic and diluted	11,032,722	9,404,403

See summary of significant accounting policies and notes to consolidated financial statements.

Index

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

	Preferred Shares	Preferred Share Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balances, December 31, 2007	2,063,936	2,064	9,374,753	9,375	10,820,933	(729,875)	10,102,497

Common shares issued to adjust transfer agent records			25,005	25	(25)		-

Common shares issued for services			25,200	25	25,124		25,149

Warrants issued with debt					27,689		27,689

Net Loss						(1,154,903)	(1,154,903)

Balances, December 31, 2008	2,063,936	$2,064	9,424,958	$9,425	$10,873,721	$(1,884,778)	$9,000,432

Common shares issued for cash			200,000	200	19,800		20,000

Common shares issued for services			3,995,000	3,995	1,043,315		1,047,310

Common shares issued for accounts payable			150,000	150	47,445		47,595

Preferred C conversion to common shares	(630,000)	(630)	630,000	630			-

Preferred B conversion to common shares	(373,207)	(373)	373,207	373			-

Common shares issued for accumulated dividends on preferred shares converted			726,301	726	731,400		732,126

Distributed Dividends						(632,126)	(632,126)

Net Loss						(12,339,179)	(12,339,179)

Balances, December 31, 2009	1,060,729	$1,061	15,499,466	$15,499	$12,715,681	$(14,856,083)	$(2,123,842)

See summary of significant accounting policies and notes to consolidated financial statements.

Index

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,339,179)	$(1,154,903)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	153,990	121,088
Common stock issued for services	1,047,310	25,149
Loss on sale of assets	232,526	12,749
Impairment expense	9,969,383	-
Amortization of debt discount	-	27,689
Gain on settlement of liabilities	(121,390)	-
Bad debt expense	15,000	-
Changes in assets and liabilities:
Accounts receivable	(15,000)	35,005
Prepaid expenses	34,499	23,430
Accounts payable – trade	47,475	134,606
Accounts payable – related parties	341,843	424,935
Accrued liabilities	189,635	130,327
Net cash provided by (used in) operating activities	(443,908)	(219,925)

Cash flows from investing activities:
Additions to oil and gas properties	(35,586)	(260,261)
Proceeds from sale of oil and gas interest under farmout agreement	-	261,000
Proceeds from sale of assets	775,000	-
Purchase of equipment	-	(8,106)
Net cash provided by (used in) investing activities	739,414	(7,367)

Cash flows from financing activities:
Proceeds from sale of common stock	20,000	-
Proceeds from issuance of short term debt	117,176	220,000
Proceeds from refund of cancelled insurance premium funding	5,841	-
Proceeds from related party debt	55,420	-
Payments made on related party debt	(486,563)	-
Payments made on short term debt	(8,000)	(72,230)
Net cash provided by (used in) financing activities	(296,126)	147,770

Net change in cash and cash equivalents	(620)	(79,522)
Cash and cash equivalents, at beginning of year	833	80,355
Cash and cash equivalents, at end of year	$213	$833

Supplemental cash flow information:
Interest paid	$202	$9,015
Income taxes paid	$-	$-
Non cash investing and financial activities:

Assumption (disposition) of Bateman Lake liens	$(232,256)	232,256
Asset retirement obligations assumed for oil and gas properties	-	610,781
Accounts payable incurred for plugging and abandonment costs	22,587	-
Reclassification of assets held for sale	5,636,739	-
Reclassification of liabilities associated with assets held for sale	898,864	-
Liabilities transferred on sale of oil and gas property	190,470	-
Note payable issued for related party accounts payable	809,252	-
Prepaid insurance premium financing cancelled	44,866	-
Debt issued for pipeline	-	1,000,000
Debt issued for prepaid insurance	6,925	95,780
Issuance of notes payable for related party notes payable and accrued interest	136,327	175,479
Issuance of notes payable for notes and accrued interest	-	555,709
Shares reissued due to clerical error	-	25
Series B preferred shares converted to common	373	-
Series C preferred shares converted to common	630	-
Common shares issued for previously accrued dividends	100,000	-
Common shares issued for accumulated preferred dividends	632,126
Common shares issued for accounts payable	47,595	-

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $5.91 and $3.06 per barrel oil equivalent for the years ended December 31, 2009 and 2008, respectively.

In applying the full cost method, ECCE performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2009, impairment costs of $9,969,383 and $0 were recorded during the years ended December 31, 2009 and 2008 respectively.

Index

Revenue and Cost Recognition

ECCE uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which ECCE is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Concentrations

Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2009 and 2008, 100% of oil and gas revenues were attributable to one customer. ECCE performs ongoing credit evaluations of its customers and, generally, requires no collateral. ECCE is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables.

Income Taxes

ECCE recognizes deferred tax assets and liabilities under the liability method based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

Subsequent Events

ECCE evaluated events occurring between the end of our fiscal year, December 31, 2009, and April 15, 2010 when the consolidated financial statements were issued.

On March 1, 2010, a note for $75,000 was issued to Dr. Ron Reece with an interest rate of 6%, due on April 1, 2011.  The funds will be used for repairs and maintenance on the Wilson Field properties.

During February, 2010, ECCE issued 356,391 shares to five of the Preferred B shareholders relating to the conversion from the Preferred B Preferred stock to ECCE common stock.  There was no gain or loss on the conversion of the shares.

During February, 2010, ECCE cancelled 500,000 shares of stock which was rewarded to two vendors for services contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.  The original valuation of the shares totaled $275,000.

During February, 2010, ECCE awarded 500,000 shares of common stock to be distributed to various consultants, and employees.  This consists of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $30,000

During February, 2010, ECCE made two payments to Samurai Corp; one payment was for $63,000 and the other for $65,000.  The payments were for expenses incurred by Samurai Operating Co. in relation to the development of the Wilson Field.

Index

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact American’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. American implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

Other than the pronouncements noted above, ECCE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.	GOING CONCERN

As shown in the accompanying financial statements, we incurred net losses attributable to common shareholders of $13,071,593 and $2,040,477 for 2009 and 2008, respectively. In addition, we had an accumulated deficit of $14,856,083 and a working capital deficit of $1,888,406 as of December 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital through reworking current wells, and drilling of additional wells to improve future earnings and cash flow. We are also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we do not obtain funding, ECCE will cease operations.  We are attempting to find a partner to merge with us, or purchase our remaining property.

3.	OIL AND GAS PROPERTIES

OIL AND GAS PROPERTIES

All of ECCE’s 2009 oil and gas properties are located in the United States.

Costs being amortized at December 31, 2009 are as follows:

Year Incurred	Acquisition Costs	Development Costs	Sale of Properties	Impairment of Properties	Asset Retirement Costs	Total

2007 and prior	$10,982,352	$134,481	$-	$-	$60,522	$11,177,355
2008	237,182	179,287	(261,000)		687,187	842,656
2009	-		(255,348)	(9,969,383)	(684,792)
Total	$11,219,534	$313,768	$(516,348)	$(9,969,348)	$62,917	$1,110,488

WILSON PROPERTIES

On July 12, 2006, ECCE acquired a 32% working interest in producing oil and gas properties (“Wilson Properties”).  During 2007, ECCE subsequently acquired, through a series of transactions, the remaining working interests in the Wilson Properties resulting in the ownership of 100% of the working interests.  Currently, the Wilson properties are ECCE’s only producing properties.

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

Index

Old Jersey, together with the Moffat Group, was the holder of approximately $5,900,000 in notes (the “Debt”) payable by VTEX Energy, Inc., a Nevada corporation (“VTEX”), relating to that certain oil, gas and mineral lease no. 1337 located in the State of Louisiana (the “Bateman Lake Field”). Therefore, on January 11, 2008, the Company entered into an assignment of oil, gas and mineral lease (the “VTEX Assignment”) with VTEX pursuant to which VTEX assigned to the Company all of its interest in lease no. 1337 on the Bateman Lake Field in exchange for $1,000. The Company also acquired the debt payable by VTEX to Old Jersey as a result of consummation of the Share Exchange Agreement.  The lease consisted of 14 non-producing oil and gas wells.  None of the wells were producing during the time that they were owned by ECCE.

ECCE entered into a farmout agreement dated January 11, 2008 (the “Farmout Agreement”) with an independent oil and gas corporation (the IOG), concerning the interest in lease no. 1337 on the Bateman Lake Field. In accordance with the terms of the Farmout Agreement, the IOG had the exclusive right, but not the obligation, to re-enter the Bateman Lake Field for the purpose of sidetracking, deepening, working over or recompleting any of the wells situated on the Bateman Lake Field. Upon consummation of the Farmout Agreement: (i) the IOG agreed to pay ECCE an aggregate $750,000; (ii) ECCE agreed to satisfy any liens on lease no. 1337; and (iii) ECCE entered into an assignment dated January 11, 2008 with the IOG pursuant to which ECCE assigned to the IOG all of the interest in lease no. 1337 on the Bateman Lake Field.  ECCE was paid nonrefundable amounts of $261,000 towards the $750,000 in the year ending December 31, 2008.  The agreement required the IOG complete a certain number of wells during 2008 and 2009.  During the third quarter of 2008, the IOG notified ECCE that the drilling commitments of the Farmout Agreement would not be met within the allotted timeframe, terminating the agreement.

During 2008 and 2009, we unsuccessfully attempted to farm-out the property to another oil and gas company.  On July 24, 2009, we negotiated a contract to sell the entire Bateman Lake field to an unaffiliated party for $700,000, plus assumption of the majority of the liens and liabilities related to the properties.  During 2009, ECCE recorded an impairment charge of $4,037,875 to adjust the book value to represent the expected realizable value of the properties.  The liabilities associated with the oil and gas properties, including asset retirement obligations were transferred with the assets. The sale was completed on August 31, 2009, with $100,000 being paid to ECCE as of that date, with ECCE being issued a note receivable for $600,000.  A payment of $433,000 was made on October 15, 2009, with the remaining $167,000 held in escrow pending settlement or payment of certain liens on the property.  As of December 31, 2009, ECCE has settled the designated liens, and receiving $121,390 in favorable lien settlement amounts, thus completing the transaction.  ECCE recorded a loss on the sale of the Bateman Lake Field of $207,471.

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

During the third quarter of 2009, ECCE determined that the Louisiana Shelf Property was not commercially economical and would not prove to be a successful venture.  ECCE recorded an impairment charge of $5,031,508 to reduce the value of the property to $166,000 and attempted to sell the property.  During the fourth quarter, ECCE disposed of the property in exchange for the assumption of all liabilities relating to well closing and plugging, as well as the assumption of approximately $166,000 in various payables owed to vendors.

Index

ACQUISITION OF GAS PIPELINE

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.   The mortgage was due on September 30, 2009, at which time, the entire unpaid balance of principal and accrued interest was to have been paid.  The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, an affiliated company owned by Sam Skipper.  Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company.  Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

A review of the pipeline valuation was performed by management.  This was necessary as the asset was not an income producing asset during 2009.  A comparison of replacement cost, comparable market value and comparable earnings potential to other pipelines, shows that the expected realizable value of the asset at December 31, 2009 was $100,000. An impairment charge of $900,000 was recorded during the year ended December 31, 2009.

Because the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   ECCE is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, ECCE has not reached a satisfactory agreement with the lender and the note remains in default.

4.       LONG AND SHORT TERM DEBT

Debt – Related Parties

ECCE has notes payable to related parties including a note payable to Samurai Energy LLC; a company controlled by ECCE’s CEO, and consisted of the following at December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured(2)	$-	$110,706

Promissory note to Rick Bobigian- interest at 8% due January 1, 2012; unsecured	$263,173	$254,773

Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured (1) (2)	$512,663	-

Less current portion	-	-

Total related party debt	$775,836	$365,479

(1)
In June 2009, ECCE converted accounts payable into a promissory note to Samurai Corp with an interest rate of 5%, and a payment due on the maturity date of January 1, 2012 for the $809,252 balance representing the note with Samurai which was made in June, 2009.

(2)
In December 2009, ECCE combined the promissory note to Samurai Corp dated December, 2007 for $110,706 plus accrued interest, the note previously detailed in (1) for $809,252,  along with various advances and payments to Samurai during the fourth quarter of 2009 into a new note dated December 22, 2009 with an interest rate of 5%, and a payment due on the maturity date of December 31, 2011 for a balance of $512,663.

Index

Debt – Non-Related Parties

	December 31, 2009	December 31, 2008
Promissory note - interest of 6% due September 26, 2008; not secured. (4)	$-	$25,000

Promissory note - interest of 6% due September 26, 2008; not secured. (4)	$-	$25,000

Promissory note - interest of 7% due July 17, 2009; not secured (1)	$12,000	-

Promissory note - interest of 0% due on demand; not secured	-	$8,000

Promissory note - interest of 7% due August17, 2009; not secured (1)	$12,000	-

Promissory note - interest of 7% due August17, 2009; not secured (1)	$12,000	-

Promissory note - interest of 7% due August17, 2009; not secured. (2)	$12,000	-

Promissory note - interest of 7% due September 10, 2009; not secured (1)	$12,000	-

Promissory note - interest of 7% due September 10, 2009; not secured (2)	$6,000	-

Promissory note - interest of 7% due September 14, 2009; not secured (2)	$12,000	-

Promissory note - interest of 7% due September 17, 2009; not secured (2)	$6,000	-

Promissory note - interest of 12% due September 30, 2009; secured by Wilson Field Properties. (3)	$328,578	$328,578

Pipeline Mortgage –interest of 8% due September 30, 2009; secured by pipeline (5)	$1,000,000	$1,000,000

Promissory note - interest of 7% due October 19, 2009; not secured. (2)	$12,000	-

Promissory note - interest of 7% due December 1, 2009; not secured. (2)	$10,000	-

Promissory note - interest of 7% due December 1, 2009; not secured (2)	$9,365	-

Promissory note - interest of 7% due December 1, 2009; not secured (2)	$1,811	-

Promissory note - interest of 5% due January 1, 2012; not secured.	$227,131	$227,131

Less current portion	1,445,754	1,432,217

Total long term debt to non-related parties	$227,131	$227,131

Total debt	$2,448,720	$1,979,188

(1)
In June 2009, ECCE borrowed $48,000 from four different parties for general corporate purposes.  Three of these notes totaling $36,000 were due on August 17, 2009, and one for $12,000 was due on July 17, 2009.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

Index

(2)
A total of $45,365 was payable during the third quarter, with the remaining $12,000 due on October 19, 2009 and $10,000 due on December 1, 2009.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

(3)
ECCE issued 35,000 warrants with the issuance of the note payable.  ECCE valued the warrants using the Black-Scholes option model and calculated the relative fair value of the warrants and recorded a discount of $27,689 on the debt for the value of the warrants.  The discount was amortized over the life of the note. The assumptions used in the Black-Scholes pricing model for the warrants issued with the debt include (1) discount rate of 1.75%, (2) warrant life of 2 years, (3) expected volatility of 538.77% and (4) zero expected dividends.  On March 19, 2010, 30,000 of the warrants expired.  All principal and interest became due June 30, 2009.  This note has not been repaid and is in default. No demand has been made for payment.  ECCE is continuing to accrue interest on this note at the stated rate.

(4)
The notes payable relate to the acquisition of Louisiana Shelf LP.    All principal and interest became due September 26, 2008.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.  The acquirer accepted responsibility for these notes with the sale of the Louisiana Shelf property.

(5)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   There has been a judgment rendered against ECCE in the amount of the mortgage.  See note 5. ECCE is in discussions with the lender to restructure the mortgage. ECCE is continuing to accrue interest on these notes at the stated rate.

The following are debt maturities for the next five years:

Principal Amount
2009 or earlier	$1,445,755
2010	-
2011	-
2012	1,002,965
2013	-
Thereafter	-

Total debt	$2,448,720

5.	ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143 ASC 410, “Accounting for Asset Retirement Obligations” ECCE records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. ECCE accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at ECCE's credit-adjusted risk-free interest rate. No market risk premium has been included in ECCE's calculation of the ARO balance.

Index

The following is a description of the changes to the Company's asset retirement obligations for the years ended December 31,

	2009	2008

Asset retirement obligations at beginning of year	$747,709	$62,934

Sale of properties	(713,370)	-

Change in estimate	-	610,871

Accretion expense	67,209	73,904

Asset retirement obligations at end of year	$101,548	$747,709

6.    INCOME TAXES

As of December 31, 2009, ECCO Energy had accumulated net operating losses, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,517,594 at December 31, 2009, and will expire in the years 2019 through 2027.

 At December 31, 2009, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$4,409,326
Less: valuation allowance	(4,409,326)
Net deferred tax asset	$–

The change in the valuation allowance for the years ended December 31, 2009 and 2008 totaled approximately $3,839,235 and $392,667, respectively.

7.	SHAREHOLDERS’ EQUITY

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

Series B Convertible Preferred Stock:

On September 30, 2007, ECCE issued 1,000,000 shares of the 10,000,000 shares of authorized preferred stock as Series B Preferred Stock, with an initial value of $5.00 to acquire the Louisiana Shelf Property. The Series B Preferred Stock is a new series of preferred stock, which ranks senior and is not subordinated in any respects to the Series A Preferred Stock. As long as any Series B Preferred Stock is outstanding, ECCE is prohibited from issuing any series of stock having rights senior to or ranking on parity with the Series B Preferred Stock without the approval of the holders of two-thirds of the outstanding Series B Preferred Stock. The holders of the outstanding shares of Series B Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Corporation, cumulative dividends when and as if they may be declared by the Board of Directors at a per share equal to 8% per annum of the Initial Value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series B Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of our common stock or any other stock ranking junior to the Series C Preferred Stock Preferred Stock as to dividends or liquidation rights, but only after all distributions to holders of Series C Preferred Stock have been made in an amount per share of Series B Preferred Stock equal to 100% of the Initial Value plus the amount of any accrued but unpaid dividends due for each share of Series B Preferred Stock (the “Liquidation Amount”). Lastly, in addition to the rights discussed above of the holders of the Series B Preferred Stock, at any time after June 15, 2008, and provided a triggering event has occurred, each holder of Series B Preferred Stock shall have the right at such holder’s option to require us to redeem for cash all or a portion of such holder’s shares of Series B Preferred Stock at a price per share equal to the Liquidation Amount. A “triggering event” shall mean that the wells owned or operated by the Limited Partnership have generated an aggregate of 1,500,000,000 cubic feet of natural gas.  No triggering event has occurred as of the filing of this Annual Report, nor will it occur in the future as ECCE has disposed of the property.

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

ECCE evaluated each of the convertible preferred financial instruments under SFAS No. 133 (ASC 815), EITF 00-19 and EITF 88-5 and concluded that none of the instruments contained derivative instruments or beneficial conversion features.

Common Stock –

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

On October 19, 2009, ECCE issued 200,000 shares for consulting services valued at $14,000.

On November 16, 2009, ECCO issued 1,625,000 restricted common shares to employees and consultants.  The shares were valued at $81,250.

On December 18, 2009, ECCE issued 989,819 shares of common stock in exchange for shares of the preferred C stock and accumulated dividends on the preferred shares.  There was no gain or loss on the conversion of the shares.  Dividend interest was applied to the accrued preferred dividends payable.

During December, 2009, ECCE issued 690,177 shares of common stock in exchange for shares of the preferred B stock and accumulated dividends on the preferred shares.  There was no gain or loss on the conversion of shares.

During the fourth quarter of 2009, 373,107 Preferred B shares were converted and an additional 192,815 Preferred B shares were converted during the first quarter of 2010.  The original conversion price was modified from $5.00 per preferred share to $1.00 per preferred share.

During the fourth quarter of 2009, 630,000 Preferred C shares were converted.  The original conversion price for dividends was modified from $5.00 per preferred share to $1.00 per preferred share.

During February, 2010, ECCE issued 356,391 shares to five of the Preferred B shareholders relating to the conversion from the Preferred B Preferred stock to ECCE common stock.  There was no gain or loss on the conversion of the shares.

Index

During February, 2010, ECCE cancelled 500,000 shares of stock which was rewarded to two vendors for services contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.  The original valuation of the shares totaled $275,000.

During February, 2010, ECCE awarded 500,000 shares of common stock to be distributed to various consultants, and employees.  This consists of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $30,000.

The following table provides a summary of the potential dilution of common stock should ECCE’s Preferred Series B, C and/or D be converted to common stock.  These valuations are as of December 31, 2009, and assume a conversion of one share of preferred stock for one share of common stock at the designated valuation price of $5.00 per share.

	Preferred	Preferred Shares	Accrued	Conversion	Conversion	Number of Common Shares after
	Shares	@$5.00	Dividends	Valuation	Price	Conversion
Series B	626,793	$3,133,965	$564,370	$3,698,335	$5.00	739,667
Series C	30,000	150,000	88,065	238,065	$5.00	47,613
Series D	303,936	1,519,680	243,148	1,762,828	$5.00	352,566
Totals	960,729	$4,803,645	$895,583	$5,699,228		1,139,846

8.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the third quarter, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for a $10,000 payment during the third quarter of 2009, which was made in September 2009.  ECCE also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also calls for additional payments of $12,500 to be made on each of the following dates:  December 4, 2009, March 5, 2010, June 4, 2010 and September 10, 2010.  The additional payments total of $50,000 has been accrued as of December 31, 2009. Total settlement expense of $65,600 was recorded as of December 31, 2009.  The company did not make the December 4, 2009 or the March 5, 2010 payments and anticipates future litigation involving this amount.

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  The County has indicated that it intends to take legal proceedings to collect those taxes.  The County has placed tax liens on the property.

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

Index

Operating Leases

ECCE moved to 3315 Marquart Street., Suite 206, Houston, Texas  77027 during 2007, and expanded its office space from about 2,000 sq. ft. to 9,750 sq. ft. during 2008.  ECCE entered into a new lease agreement through December 31, 2014.  The rent for 2009 was negotiated to be $18 per square foot, or approximately $14,625 per month.  However, due to market conditions, the monthly rent was reduced to $4,800 per month for 2009.  As of March 31, 2009, the monthly rent amount will remain at this amount until market conditions improve.

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

Samurai Operating Company L.L.C., a related party, is the operator of ECCE’s properties and provides production, engineering and maintenance services and charged an operating fee for its services of $24,000 in 2009 and in 2008.

10.	SUBSEQUENT EVENTS

ECCE evaluated events occurring between the end of our fiscal year, December 31, 2009, and April 15, 2010 when the consolidated financial statements were issued.

On March 1, 2010, a note for $75,000 was issued to Dr. Ron Reece with an interest rate of 6%, due on April 1, 2011.  The funds will be used for repairs and maintenance on the Wilson Field properties.

During February, 2010, ECCE issued 356,391 shares to five of the Preferred B shareholders relating to the conversion from the Preferred B Preferred stock to ECCE common stock.  There was no gain or loss on the conversion of the shares.

During February, 2010, ECCE cancelled 500,000 shares of stock which was rewarded to two vendors for services contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.  The original valuation of the shares totaled $275,000.

During February, 2010, ECCE awarded 500,000 shares of common stock to be distributed to various consultants, and employees.  This consists of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $30,000

During February, 2010, ECCE made two payments to Samurai Corp; one payment was for $63,000 and the other for $65,000.  The payments were for expenses incurred by Samurai Operating Co. in relation to the development of the Wilson Field.

11.	SUPPLEMENTAL OIL AND GAS INFORMATION-(Unaudited)

Proved oil and gas reserve quantities are based on estimates prepared externally by an independent engineer in accordance with guidelines established by the Securities Exchange Commission (SEC).

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

Modernization of Oil and Natural Gas Reporting Requirements

Effective for fiscal years ending on or after December 31, 2009, the Securities and Exchange Commission (“SEC”) approved revisions designed to modernize reserve reporting requirements for oil and natural gas companies.  In addition, effective for the same period, the Financial Accounting Standards Board issued Accounting Standards Codification Update 2010-03, “Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures,” to provide consistency with the new SEC rules.  The Company adopted the new requirements effective December 31, 2009.

Index

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$3.87
Oil (Bbl)	$61.05

(1) This measure is not intended to represent the market value of estimated reserves.

 Reserves and pricing were calculated by a qualified independent engineer, Rex Morris.  Reserve engineering is inherently a subjective process of estimating underground accumulations of oil, natural gas and NGL that cannot be measured exactly.  The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment.  Accordingly, reserve estimates may vary from the quantities of oil, natural gas and NGL that are ultimately recovered.  Future prices received for production may vary, perhaps significantly, from the prices assumed for the purposes of estimating the standardized measure of discounted future net cash flows.  The standardized measure of discounted future net cash flows should not be construed as the market value of the reserves at the dates shown.  The 10% discount factor required to be used under the provisions of applicable accounting standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry.  The standardized measure of discounted future net cash flows is materially affected by assumptions about the timing of future production, which may prove to be inaccurate.

  In accordance with SEC regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2007	18,205	264
Sale of minerals in place	-	-
Production	(42)	-
Balance, December 31, 2008	18,163	264
Extensions, discoveries and improved recovery	1,019	37
Production	(33)	-
Sale of minerals in place	(413)	(7)
Revisions of previous estimates	(17,416)	(257)
Balance, December 31, 2009	1,320	37

Proved developed as of December 31, 2009	10	-
Proved developed as of December 31, 2008	246	2

Index

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE's oil and gas producing activities and the related accumulated depletion as of December 31, 2009:

	2009	2008
Proved properties	1,110,489	11,704,766
Unproved leasehold	-	315,245
Less accumulated depletion	(292,425)	(270,128)
Net capitalized costs	$818,064	$11,749,883

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2009 and 2008:

	2009	2008
Acquisition costs	$-	$-
Development costs	-	375,089
Total Costs Incurred	$-	$375,089

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

Reserve estimates were prepared by both external and internal sources.

Standardized Measure of Discounted Future Net Cash Flow

	2009	2008
Future cash inflows at December 31,	$8,002,728	$114,043,660
Future costs-
Operating	(1,608,897)	(24,916,340)
Development and abandonment	(1,813,833)	(15,580,350)
Future net cash flows before income taxes	4,579,998	73,546,970
Future income taxes	(651,488)	(23,880,087)
Future net cash flows before income taxes	3,928,510	49,666,883
Discount at 10% annual rate	(2,121,397)	(23,511,603)
Standardized measure of discounted future net cash flows	$1,807,114	$26,511,603

Index

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2009 and 2008

	2009	2008
Beginning of the year	$26,511,608	$52,032,628
Acquisition of oil and gas properties	-	-
Extensions, discoveries and improved recovery	1,466,967	-
Revision of quantity estimates	(37,664,500)	-
Sales of minerals in place	(866,000)	-
Net change in prices and production costs	(185,782)	(25,689,006
Accretion of discount	210,600	600,945
Sales, net of production costs	(113,006)	(432,959)
Change in future development costs	-	-
Net change in income taxes	12,447,228	-
Ending of year	$1,807,114	$26,511,608

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the level of operations we experienced in 2009 and were operating at the reasonable assurance level. However, as we grow, we will need to enhance our controls.  We intend to take measures in 2010 that will enhance controls over various functions of our operations so as to insure the level of such controls is effective in the future.

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

Index

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2009 as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the financial statements.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we are developing an implementation plan in be put in place whereby in 2010 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Samuel Skipper	50	President, Chief Executive Officer and a Director
Jesse M. Ozbolt	65	President, Chief Executive Officer and a Director
N. Wilson Thomas	55	Chief Financial Officer
Raymond Ward	58	Chief Operating Officer

Samuel M. Skipper was our President/Chief Executive Officer and a director until October 1, 2009. For the past sixteen years, Mr. Skipper has assisted in the consolidation of private and public companies and the entry of such companies into the public markets. From 1998 to 2003, Mr. Skipper was the founder, chairman of the board and the chief executive officer of VTEX Energy, Inc. From 1990 to 1993, Mr. Skipper was the founder of and served as the president and chief executive officer of ImageTrust, Inc. a public company in the health care industry.  Mr. Skipper remains the largest shareholder in ECCE.

Jesse M Ozbolt became our President/Chief Executive Officer and a director on October 1, 2009.  Mr. Ozbolt joined ECCO during 2008 as Vice-President Engineering.  Prior to joining ECCO he worked with the Oil and Gas Asset Clearing House as Senior Engineer from 1998 through 2007.  He has a B.A. in Civil Engineering, Magna Cum Laude, from Duke University.  Mr. Ozbolt has over 30 years experience in the Oil and Gas industry, with extensive experience in evaluating prospective property in regard to all technical aspects of energy development.   He has worked for such firms as Exxon, Texas Eastern Corp., Enex Resources and The Oil and Gas Asset Clearinghouse.

N. Wilson Thomas was appointed our Chief Financial Officer in November 2007.  Mr. Thomas is a CPA and received a BBA from the University of Texas, Austin in 1976.  During 2006 and 2007, Mr. Thomas worked as a CPA specializing in representing emerging companies.  Prior to 2006, Mr. Thomas spent twenty years in the distribution industry, with sixteen of those years working for SYSCO Corporation as a CFO of a SYSCO subsidiary.

Raymond Ward served as Chief Operating Officer from March 2009 until January 2010.  From 2005 to 2009, Mr. Ward served as Secretary and Managing Partner for Republic Petroleum, LLC.  From 2003 to 2005, Mr. Ward served as Vice-President of Operations and Production for Millennium Offshore Group.  Mr. Ward received his B.S. in Petroleum Engineering from Mississippi State University and is currently a licensed Professional Engineer in the state of Texas.

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

Index

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009.

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors and officers.  The Code is being filed as an exhibit to this Annual Report.  Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 3315 Marquart St., Suite 206, Houston, Texas 77027.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer and chief financial officer for fiscal year ended December 31, 2009, our three executive officers during 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Samuel Skipper,
President/CEO	2009	$50,000	$-	$0	$-	$-	$-	$-	$50,000
	2008	$60,000							$60,000

Jesse Ozbolt	2009	$72,000		43,375					115,375

N. Wilson Thomas	2009	$60,000		43,375					$103,375
Chief Financial Officer	2008	$10,000						$50,000	$60,000

Totals 2008		$70,000						$50,000	$120,000

Totals 2009		$182,000	$-	$86,750	$	$-	$-	-	$268,750

Note: Mr. Thomas postponed salary payment of $50,000 until 2010. The expense is recorded on the balance sheet under accrued liabilities.

GRANTS OF PLAN-BASED AWARDS

The Company has reserved 100,000 shares of our common stock for issuance under the Plan.  No securities or options have been issued pursuant to the Plan.  No options have been issued to the named executive officers under the Plan or any other plan.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with any of its executive officers.

Index

DIRECTOR COMPENSATION

During fiscal year ended December 31, 2009, we did not pay any compensation to our directors for their respective position on the board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock and our Series A Preferred Stock (our only class of preferred stock that has voting rights) by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and Series A Preferred Stock, by each of our directors, our Named Executive Officers, and our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares, except as otherwise indicated. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of the date of this Annual Report, there are 15,855,853 shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares of Common Stock			Shares of Series A Preferred Stock		Total Percentage of Voting Power
	No.		%	Series A No.	Series A %	No.		%
Directors & Officers
Jesse Ozbolt	425,000		2.68			425,000		2.66

N. Thomas Wilson	455,000		2.86			455,000		2.84

All executive officers & directors as a group (2 persons)	880,000		5.54			880,000		5.50

Beneficial Owners of more than 5%
Samuel Skipper	5,120,499	(2)	32.23	100,000	100	5,120,499	(4)	53.20

Richard A. Bobigian	1,180,998	(3)	7.45			1,180,998		12.27
15907 Chilton Circle Spring, Texas 77379
*Less than one percent.
(1)	Unless otherwise indicated, the business address of the individuals listed is 3315 Marquart St., Suite 206, Houston, Texas 77027.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Samurai Operating Company L.L.C., an entity owned by our former president, is the operator of the properties and provides production, engineering and maintenance services and charged an operating fee for its services of $24,000 in 2009 and 2008.

Index

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

Samurai provides loans to the Company on a demand basis from time to time and, at December 31, 2009; the Company owed Samurai Corp $512,663.

The Company subleased its office space from a building that is 40% owned by Mr. Skipper on an adjusted rate of $4,800 during 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2009, we incurred approximately $75,340 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2008 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

During 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

ECCO ENERGY CORP.

Dated: April 15, 2010	By: /s/Jesse M. Ozbolt
Jesse M. Ozbolt, President/Chief
Executive Officer and Director

Dated: April 15, 2010	By: /s/ N. Wilson Thomas
N. Wilson Thomas CPA/Chief
Financial Officer and Principal Accounting Officer