Form 10-Q
period 2010-03-31
ECCO Energy Corp.
filed 2010-05-17
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  .

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

15,855,833 shares of the registrant’s common stock were outstanding as of May 13, 2010.

Item 1.  Financial Statements.
PART I—FINANCIAL INFORMATION
ECCO ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$746	$213
Accounts receivable – related party	52,819	-
Total current assets	53,565	213

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	1,162,654	1,110,488
Pipeline transmission properties	100,000	100,000
Equipment	18,764	18,764
Less accumulated depreciation and depletion	(368,779)	(360,173)
Total property and equipment, net	912,639	869,079

TOTAL ASSETS	$966,204	$869,292

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$149,177	$137,173
Accrued expenses	417,620	305,692
Current maturities of long-term debt	1,662,754	1,445,754
Short-term debt-related party	11,000	-
Total current liabilities	2,240,551	1,888,619

LONG-TERM LIABILITIES
Long term debt	227,131	227,131
Long term debt – related parties	775,835	775,836
Asset retirement obligations	80,757	101,548
TOTAL LIABILITIES	3,324,274	2,993,134

SHAREHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 issued and outstanding	100	100
Series B, $.001 par value; 434,078 and 627,000 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	434	627
Series C, $.001 par value; 30,000 issued and outstanding	30	30
Series D, $.001 par value; 303,936 issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized;
15,855,833 and 15,499,466 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	15,856	15,499
Additional paid-in-capital	12,919,351	12,715,681
Accumulated deficit	(15,294,145)	(14,856,083)
Total shareholders’ deficit	(2,358,070)	(2,123,842)
TOTAL LIABILITIES AND SHAREHOLDERS’DEFICIT	$966,204	$869,292

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

REVENUE	$36,049	$38,416

OPERATING EXPENSES
Lease operating expenses	85,795	59,811
General and administrative expenses	146,113	262,958
Depreciation, depletion and accretion	8,605	56,327
Total operating expenses	240,513	379,096

Net operating loss	(204,464)	(340,680)

OTHER EXPENSE
Interest expense	(48,224)	(40,084)
Loss on settlement of asset retirement obligation	(21,543)	-

Total other expense	(69,767)	(40,084)

Net loss	(274,231)	(380,764)

Dividends applicable to preferred stock	(86,437)	(196,394)

Net loss attributable to common shareholders	$(360,668)	$(577,158)

Basic and diluted net loss per share	$(0.02)	$(0.06)

Weighted average shares outstanding – basic and diluted	15,618,255	9,533,853

See summary of significant accounting policies and notes to consolidated financial statements.

ECCO ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(274,231)	$(380,764)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	8,605	56,327
Loss on settlement of asset retirement opbligation	21,543	-
Common stock issued for services	43,501	-
Changes in operating assets and liabilities:
Accounts receivable – related party	(95,152)	(15,000)
Prepaid expenses	-	13,703
Accounts payable – trade	12,005	5,969
Accounts payable – related parties	-	216,241
Accrued expenses	108,428	64,380
Net cash used in operating activities	(175,301)	(39,774)
Cash flows from investing activities:
Additions to oil and gas properties	(52,166)	(37,286)
Proceeds from sale of equipment	-	65,000
Net cash used in investing activities	(52,166)	(27,714)
Cash flows from financing activities:
Proceeds from sale of common stock	-	20,000
Proceeds from issuance of short term debt	217,000	-
Proceeds from related party debt	11,000	-
Payments made on short term debt	-	(8,773)
Net cash provided by financing activities	228,000	11,227
Net change in cash and cash equivalents	533	(833)
Cash and cash equivalents, at beginning of period	213	833
Cash and cash equivalents, at end of period	$746	$-
Supplemental cash flow information:
Interest paid	$-	$159
Non cash investing and financial activities:
Write off of equipment	-	1,477
Accounts payable accrued for plugging and abandonment costs		22,340
Prepaid insurance premium financing cancelled	-	44,866
Note payable issued for prepaid insurance premiums	-	6,925
Common shares issued for preferred stock dividends	163,833	-
Settlement of asset retirement obligation	42,334	-

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be antidilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

New Accounting Standards

ECCE does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.	LIQUIDITY AND GOING CONCERN

As shown in the accompanying financial statements, we incurred accumulated net losses attributable to common shareholders of $15,294,145 as of March 31, 2010, and operating costs exceed operating revenues. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital and through reworking current wells, and drilling of additional wells to improve future earnings and cash flow. We are also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we do not obtain funding, ECCE will cease operations.  We are attempting to find a partner to merge with us, or purchase our remaining property.

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

At March 31, 2010, we had a working capital deficit of $2,186,986.  We will need to raise additional capital during 2010 to develop the oil and gas properties and fund general corporate working capital needs.  Additionally, in 2009 the Company missed payment on (i)  a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest,  (iii) a total of $84,000, plus accrued interest, of short term notes to three individuals, (iv) a total of $33,176, plus accrued interest, to Shelby Engineering,  (v) $24,000, plus accrued interest to Rick Bobigian, (vi) $142,000 to Ron Reece, plus accrued interest, and (vii) payments due on the settlement on the settlement of litigation.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

4.	OIL AND GAS PROPERTIES

During the quarter ending March 31, 2010, ECCE attempted to rework Well 502 at the Wilson Field property.  As of the date of filing, the attempt has not been successful.  ECCE spent approximately $119,165 on the attempt during the quarter and has capitalized $52,166 of that amount during the quarter.   In January, ECCE also incurred expenses of $42,334 in the plugging of an abandoned well on the property.

During February 2010, ECCE made two payments totaling $128,000 to Samurai Corp, the operator of the Wilson properties.  The payments were for ECCE’s share of the development costs of the Wilson Field.

5.	DEBT

On March 1, 2010, a note for $142,000 was issued to Dr. Ron Reece with an interest rate of 6%, due on April 1, 2011.  The funds will be used for repairs and maintenance on the Wilson Field properties.

During February, 2010, ECCE borrowed $11,000 on a short term basis from Rick Bobigian to cover working capital requirements.

ECCE borrowed $75,000 from E. E. Hudson on a short term note for working capital. The note bears an interest rate of 20% per annum, and is due on January 1, 2011.  ECCE also agreed to issue 50,000 shares of common stock to Mr. Hudson, but has not done so at the date of this report.  ECCE accrued a liability of $3,500 for this stock issuance, representing the 50,000 shares at a valuation of $.07 based on the closing market price per common share as of the March 1, 2010 date of the note.

ECCE has notes payable to related parties and consisted of the following at March 31, 2010:

March 31, 2009
Promissory note to Rick Bobigian- interest at 8% due January 1, 2012; unsecured	$263,172

Promissory note to Rick Bobigian – interest at 5% due July 1, 2010; unsecured	$11,000

Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured	$512,663

Less current portion	$11,000

Total related party debt	$775,835

Debt – Non-Related Parties

March 31, 2010
Promissory notes - interest of 7% due July 17, 2009; not secured (1)	$48,000

Promissory notes - interest of 7% due September 10, 2009; not secured (1)	$18,000

Promissory note - interest of 7% due September 14, 2009; not secured (1)	$12,000

Promissory note - interest of 7% due September 17, 2009; not secured (2)	$6,000

Promissory note - interest of 12% due September 30, 2009; secured by Wilson Field Properties. (1)	$328,578

Pipeline Mortgage –interest of 8% due September 30, 2009; secured by pipeline (2)	$1,000,000

Promissory note - interest of 7% due October 19, 2009; not secured. (1)	$12,000

Promissory note - interest of 7% due December 1, 2009; not secured. (1)	$10,000

Promissory note - interest of 7% due December 1, 2009; not secured (1)	$9,365

Promissory note - interest of 7% due December 1, 2009; not secured (1)	$1,811

Promissory note - interest of 5% due January 1, 2012; not secured.	$227,131

Promissory notes - interest of 6% due April 1, 2011; secured by Wilson Field Production on Well 502	$142,000

Promissory note - interest of 20% due January 1, 2011; not secured.	$75,000

Less current portion	$1,673,754

Total long term debt to non-related parties	$227,131

Total debt	$2,676,720

(1)	None of these notes have been repaid and are in default. No demand has been made for payment. ECCE is continuing to accrue interest on these notes at the stated rate.

(2)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   There has been a judgment rendered against ECCE in the amount of the mortgage.  ECCE is in discussions with the lender to restructure the mortgage. ECCE is continuing to accrue interest on these notes at the stated rate.

6.	RELATED PARTY TRANSACTIONS

During the quarter ending March 31, 2010, ECCE made net payments of $144,000 to Samurai Corp, an affiliated company, for lease operating expenses related to Samurai Operating Company performing as the Operator at the Wilson Field.  These transactions are in addition to an existing note with Samurai Corp. for $512,663 as of March 31, 2010.

7.	SHAREHOLDERS’ EQUITY

During February 2010, ECCE issued 356,367 common shares to five of the Preferred B shareholders upon conversion from the Preferred B Preferred stock to ECCE common stock.

During February 2010, ECCE cancelled 500,000 shares of stock which was awarded to two vendors for services contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.

During February 2010, ECCE awarded 500,000 shares of common stock to be distributed to various consultants and employees.  This consists of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $.08.

The following table provides a summary of the potential dilution of common stock should our Preferred Series B, C and/or D be converted to common stock.  These valuations are as of March 31, 2010, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share.

	Preferred Shares	Preferred Shares @$5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series B	434,078	$2,170,390	$574,005	$2,580,562	$5.00	516,112
Series C	30,000	150,000	480,884	630,884	$5.00	126,177
Series D	303,936	1,519,680	273,542	1,793,222	$5.00	358,644
Total Common	768,014	$3,840,070	$1,328,431	$5,004,668		1,000,934

8.	SUBSEQUENT EVENTS

In April 2010, ECCE borrowed $13,000 from Rick Bobigian for working capital.  This note has an interest rate of 5% per annum, and is due on July 31, 2010.

9.	COMMITMENTS AND CONTINGENCIES

During 2009, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for an initial $10,000 payment which was made in September 2009.  ECCE also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also provides for additional payments of $12,500 to be made on each of the following dates:  December 4, 2009, March 5, 2010, June 4, 2010 and September 10, 2010.  The additional payments total of $50,000 was accrued as of December 31, 2009. Total settlement expense of $65,600 was recorded as of December 31, 2009.  The company did not make the December 4, 2009 or the March 5, 2010 payments and anticipates future litigation involving this amount.  All payments are personally guaranteed by Sam Skipper.

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

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field Lease AO810 in Nueces County, Texas.  The County has indicated that it intends to take legal proceedings to collect those taxes.  The County has placed tax liens on the property.

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

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

We own 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas The Wilson field is currently producing oil and gas, and is the only field providing revenue to ECCE.  ECCE’s goal for 2010 is to maintain, or increase production at the Wilson Properties lease.  We are currently reviewing plans for future work at the Wilson Field during 2010.  These funds, if needed, will have to be raised in order for the drilling to occur.

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  The County has indicated that it intends to take legal proceedings to collect those taxes.  The County has placed tax liens on the property.

OHIO PIPELINE

In October 2009, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.    The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender. A sale or lease of the pipeline is also a possibility.

A review of the property’s valuation in 2009 resulted in an impairment charge of $900,000.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Over the next twelve months, our strategy is to grow our asset base by acquiring producing properties and investing in working interests in non-operated properties. In addition, we plan to use innovative and sound engineering principles to enhance existing production. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Our net loss for the three months ended March 31, 2010 was $274,231 compared to a net loss of $380,764 for the three months ended March 31, 2009 (a decrease of $106,533).  The net loss attributable to common shareholders was $360,668, representing an additional loss pertaining to the dividends on three issues of preferred stock of $86,437. This is $216,491 less than the loss for the three months ended March 31, 2009, attributable primarily to an $116,845 decrease in general and administrative expenses and the reduction as the dividend on the preferred stock has been reduced by $109,957 due to conversions to common stock.

For the three months ended March 31, 2010, we generated revenue of $36,049 compared to revenue of $38,416 generated for the three months ended March 31, 2009 (a decrease of $2,367). The decrease in revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended March 31, 2010, we sold 1,542 Mcf less of gas at an average price of $5.02 per Mcf.  This resulted in an average price increase of $1.00 per Mcf from 2009.  ECCE had no oil sales in the first quarter of 2010 or 2009.

For the three months ended March 31, 2010, we incurred operating expenses of $240,513 compared to $379,096 incurred for the three months ended March 31, 2009 (a decrease of $138,583). These operating expenses incurred for the three months ended March 31, 2010 consisted of: (i) depreciation and depletion of $8,605; (ii) general and administrative expenses of $146,113; and (iii) lease operating expenses of $85,795.

General and administrative expenses incurred for the three months ended March 31, 2010 decreased primarily due to the halt of all discretionary spending, as compared to last year when legal and geophysical consulting fees were incurred in relation to the company’s planned expansion during that year.

Depreciation and depletion of oil and gas properties decreased by $47,722 for the three months ended March 31, 2010 primarily due to lower oil and gas production from the Wilson Field, as well as the sale of Bateman Lake and Louisiana Shelf during 2009.

Our lease operating expenses increased by $25,984 during the three months ended March 31, 2010, which reflected the continued maintenance on the Wilson properties.

Interest expense increased by $8,140 for the three months ended March 31, 2010 due to changes in interest rates and an increase  in the balance of outstanding loans.  ECCE incurred a  loss on settlement of its asset retirement obligation beyond the amount previously accrued for the plugging of one of the Wilson Field well.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

At March 31, 2010, our current assets were $53,565 and our current liabilities were $2,240,551, which resulted in a working capital deficiency of $2,186,986.  At March 31, 2010, our total assets were $966,204 consisting of: (i)  $53,565 which included $746 in cash and $52,819 in accounts receivable from related parties; (ii) $1,262,654 in oil and gas properties and a pipeline; and (iii) $18,764 in equipment less (iv) accumulated depletion and depreciation of $368,779.

At March 31, 2010, our total liabilities were $3,324,275 consisting of: (i) $149,177 in accounts payable - trade; (ii) $417,620 in accrued expenses; (iv) $1,662,754 in short - term debt – third parties; (v) $11,000 in short-term debt-related party;  (vi) $1,002,966 in long-term debt; and (vii) $80,757 in asset retirement obligations.

Stockholders’ deficit increased from $2,123,842 at December 31, 2009 to $2,358,070 as of March 31, 2010.  This was primarily due to the loss for the first three months of 2010.

Our working capital deficiency to date has been funded by advances from short term loans and purchase of stock from individual investors and from Samurai Operating Company, a related party.  There is no assurance that future funds will be available from this source.

Cash Flows

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the three months ended March 31, 2010 was affected by a significant decrease in general and administrative expenses, which were partially offset by increased expenses for expenses involved in maintenance and production at the Wilson Field.

Cash Flows from Investing Activities

The change in cash flows from investing activities represents the capitalized portion of the work on Wilson Field Well 502.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received $228,000 from three lenders during the quarter ending March 31, 2010.

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Since inception, our working capital needs have been met through operating activities and from financings and loans from related entities. ECCE does not anticipate future funds being available from this source.  We anticipate that additional financings and loans will be required to sustain operations in the future.

There can be no assurance that the Company will be successful in raising the required capital or that related parties will continue to advance funds to the Company.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Jesse M. Ozbolt, our Chief Executive Officer, and Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2010. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Ozbolt and Thomas concluded that our disclosure controls and procedures were not effective as of March 31, 2010.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2010, ECCE issued 356,367common shares to five of the Preferred B shareholders uponconversion from the Preferred B Preferred stock to ECCE common stock.

During February 2010, ECCE cancelled 500,000 shares of stock which was awarded to two vendors forservices contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.

During February 2010, ECCE awarded 500,000 shares of common stock to be distributed to variousconsultants and employees.  This consists of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $.08.

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

ECCO ENERGY CORP.

Date: May 17, 2010	By:	/s/ Jesse M. Ozbolt
Jesse M. Ozbolt
Title: President and CEO

Date: May 17, 2010	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO