Form 10-Q
period 2010-06-30
Eagle Ford Oil & Gas Corp
filed 2010-08-23
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 000-51656

EAGLE FORD OIL & GAS CORP
(FORMERLY KNOWN AS ECCO ENERGY CORP.)
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

1,610,585 shares of the registrant’s common stock were outstanding as of August 23, 2010.

Item 1.  Financial Statements.

PART I—FINANCIAL INFORMATION
EAGLE FORD OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,004	$213
Accounts receivable – related party	81,036	-
Total current assets	82,040	213

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	1,162,654	1,110,488
Pipeline transmission properties	100,000	100,000
Equipment	18,764	18,764
Less accumulated depreciation and depletion	(1,124,522)	(360,173)
Total property and equipment, net	156,896	869,079

TOTAL ASSETS	$238,936	$869,292

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$160,806	$137,173
Accrued expenses	420,851	305,692
Accrued expenses-related parties	45,223	-
Current maturities of long-term debt	1,662,754	1,445,754
Short term debt – related parties	49,000	-
Total current liabilities	2,338,634	1,888,619

LONG-TERM LIABILITIES
Long term debt	277,131	227,131
Long term debt – related parties	775,836	775,836
Asset retirement obligations	82,557	101,548
TOTAL LIABILITIES	3,474,158	2,993,134

SHAREHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized:
Series A, $.001 par value; 100,000 issued and outstanding	100	100
Series B, $.001 par value; 434,078 and 627,000 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	434	627
Series C, $.001 par value; 30,000 issued and outstanding	30	30
Series D, $.001 par value; 303,936 issued and outstanding	304	304
Common stock, $.001 par value; 75,000,000 shares authorized; 1,610,585 and 1,549,946 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,611	1,550
Additional paid-in-capital	12,968,596	12,729,630
Accumulated deficit	(16,206,297)	(14,856,083)
Total shareholders’ deficit	(3,235,222)	(2,123,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$238,936	$869,292

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUE	$24,951	$31,817	$61,000	$70,233

OPERATING EXPENSES
Lease operating expenses	11,182	43,929	96,977	103,740
General and administrative expenses	117,172	249,223	263,285	512,180
Depreciation, depletion and accretion	8,957	45,069	17,562	101,396
Impairment expense	748,587	4,037,875	748,587	4,037,875
Total operating expenses	885,898	4,376,096	1,126,411	4,755,191

Net operating loss	(860,947)	(4,344,279)	(1,065,411)	(4,684,958)

OTHER EXPENSES
Loss on settlement of asset retirement obligation	-	-	(21,543)	-
Interest expense	(51,203)	(40,205)	(99,427)	(80,290)
Total other expenses	(51,203)	(40,205)	(120,970)	(80,290)

Net loss	(912,150)	(4,384,484)	(1,186,381)	(4,765,248)

Dividends applicable to preferred stock	(76,801)	(196,394)	(163,239)	(392,788)

Net loss attributable to common shareholders	$(988,951)	$(4,580,878)	$(1,349,620)	$(5,158,036)

Basic and diluted loss per common share	$(0.63)	$(4.66)	$(0.86)	$(5.33)

Weighted average common shares outstanding - basic and diluted	1,570,953	983,594	1,573,981	968,572

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,186,381)	$(4,765,248)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	17,562	101,396
Stock issued for services	75,000	51,000
Impairment expense	748,587	4,037,875
Loss on settlement of asset retirement obligation	21,543	-
Changes in operating assets and liabilities:
Accounts receivable	(123,370)	(15,000)
Prepaid expenses	-	20,215
Accounts payable – trade	23,633	23,840
Accounts payable – related parties	-	341,843
Accrued expenses	160,382	107,114
Net cash used in operating activities	(263,044)	(96,965)
Cash flows from investing activities:
Additions to oil and gas properties	(52,165)	(38,095)
Proceeds from sale of equipment	-	75,000
Net cash provided by (used in) investing activities	(52,165)	36,905
Cash flows from financing activities:
Proceeds from sale of common stock	-	20,000
Proceeds from refund of cancelled insurance premiums financing	-	5,841
Proceeds from issuance of short term debt	267,000	48,000
Proceeds from related party debt	49,000	-
Payments made on short term debt	-	(14,614)
Net cash provided by financing activities	316,000	59,227
Net change in cash and cash equivalents	791	(833)
Cash and cash equivalents, at beginning of period	213	833
Cash and cash equivalents, at end of period	$1,004	$-
Supplemental cash flow information:
Interest paid	$2,500	$159
Income taxes paid	$-	$-
Non cash investing and financial activities:
Reclassification of assets held for sale	-	5,636,739
Reclassification of liabilities associated with assets held for sale	-	898,864
Accounts payable accrued for plugging and abandonment costs	-	22,587
Note payable issued for related party accounts payable	-	809,252
Prepaid insurance premium financing cancelled	-	44,866
Note payable issued for prepaid insurance premiums	-	6,925
Cancellation of common shares	750
Series B Preferred shares converted to common shares	193
Common shares issued for preferred stock dividends	163,833	-
Settlement of asset retirement obligation	42,334	-

See summary of significant accounting policies and notes to consolidated financial statements

EAGLE FORD OIL & GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Eagle Ford Oil & Gas Corp., (“ECCE” or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ECCE’s Annual Report filed with the SEC on Form 10-K.

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

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Eagle Ford Oil & Gas Corp., is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas Gulf Coast Region. ECCE’s strategy is to grow its asset base by purchasing or investing in oil and gas drilling projects in the Eagle Ford shale region of Texas.

On June 21, 2010, ECCE changed our corporate name from ECCO Energy Corp. (the "Company") to Eagle Ford Oil & Gas Corp. The name change was made pursuant to Nevada Revised Statutes. The board of directors approved the name change and received the written consent of officers, directors, and affiliates that represent a majority of our outstanding shares of common stock and other voting interests.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ECCE's consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its asset retirement obligations.

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

Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be antidilutive. The basic income per share of common stock is based on the weighted average number of common shares issued and outstanding at the date of the financial statements.

Subsequent Events

The Company has evaluated all transactions through the issuance date of the financial statements for subsequent event disclosure consideration.
New Accounting Standards

ECCE does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.	LIQUIDITY AND GOING CONCERN

As shown in the accompanying financial statements, we incurred accumulated net losses attributable to common shareholders of $16,206,297 as of June 30, 2010, and recurring operating costs exceed operating revenues. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital and investing in the drilling of additional wells and to purchase interests in new properties to improve future earnings and cash flow. We are also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we do not obtain funding, ECCE will cease operations.

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

At June 30, 2010, we had a working capital deficit of $2,256,594.  We will need to raise additional capital during 2010 to develop the oil and gas properties and fund general corporate working capital needs.  Additionally, in 2009, the Company missed payment on (i)  a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest,  (iii) a total of $84,000, plus accrued interest, of short term notes to three individuals, (iv) a total of $33,176, plus accrued interest, to Shelby Engineering,  (v) $49,000, plus accrued interest to Rick Bobigian, (vi) $142,000 to Ron Reece, plus accrued interest, and (vii) $25,000 to Laguna Partners, and (viii) $25,000 to Foley Drilling  (ix) payments due on the settlement of litigation and (x) payment of property taxes on Wilson Field.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

4.	OIL AND GAS PROPERTIES

During the quarter ending March 31, 2010, ECCE attempted to rework Well 502 at the Wilson Field property.  The attempt was not successful.  ECCE spent approximately $119,165 on the attempt and capitalized $52,165 of that amount during the prior quarter.   In January 2010, ECCE also incurred expenses of $42,334 in the plugging of an abandoned well on the property.

Subsequent to the failure to rework Well 502, and an examination of results from surrounding wells, ECCE has determined that the Wilson Field property is impaired and has an estimated net realizable value of $109,720 based on the sales price of the Wilson Properties in August 2010.  See Note 9.  This results in an impairment charge of $748,587 for the quarter ended June 30, 2010.

5.	DEBT

On March 1, 2010, a note for $142,000 was issued to Dr. Ron Reece with an interest rate of 6%, due on April 1, 2011.  The funds were used for working capital and repairs and maintenance on the Wilson Field properties.

During February 2010, ECCE borrowed $11,000 on a short term basis from Rick Bobigian with an interest rate of 5%, due July 1, 2010 to cover working capital requirements.

In March 1, 2010, ECCE borrowed $75,000 from E. E. Hudson on a short term note for working capital. The note bears an interest rate of 20% per annum, and is due on January 1, 2011.  ECCE also agreed to issue 50,000 shares of common stock to Mr. Hudson valued at $3,500 for this stock issuance, representing the 50,000 shares at a valuation of $.07 per share based on the closing market price per common share as of the March 1, 2010 date of the note.

In April 2010, ECCE borrowed $13,000 from Rick Bobigian for working capital.  This note has an interest rate of 5% per annum, and was due on July 31, 2010.  The note has not been paid.

In May 2010, ECCE borrowed $25,000 from Rick Bobigian for working capital.  This note has an interest rate of 5% per annum, and was due on July 1, 2010.  The note has not been paid.

In June 2010, ECCE borrowed $25,000 from Laguna Oil Partners for working capital.  The note has an interest rate of 5% per annum, and is due on October 15, 2010.

In June 2010, ECCE borrowed $25,000 from Foley Drilling for working capital.  The note has an interest rate of 5% per annum, and is due on October 15, 2010.

On August 13, 2010, ECCE agreed with Samurai Corp. to convert $389,000 of its debt into 432,222 shares of common stock using a valuation of $0.90 per share.

ECCE has notes payable to related parties and consisted of the following at June 30, 2010:

June 30, 2009
Promissory note to Rick Bobigian- interest at 8% due January 1, 2012; unsecured	$263,173

Promissory note to Rick Bobigian – interest at 5% due July 1, 2010; unsecured	$11,000

Promissory note to Rick Bobigian – interest at 5% due July 1, 2010; unsecured	$13,000

Promissory note to Rick Bobigian – interest at 5% due July 1, 2010; unsecured	$25,000

Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured	$512,663

Total related party debt	$824,836

Less current portion	$49,000

Total related party debt	$775,836

Debt – Non-Related Parties

June 30, 2010
Promissory notes - interest of 7% due July 17, 2009; not secured (1)	$48,000

Promissory notes - interest of 7% due September 10, 2009; not secured (1)	$18,000

Promissory note - interest of 7% due September 14, 2009; not secured (1)	$12,000

Promissory note - interest of 7% due September 17, 2009; not secured (2)	$6,000

Promissory note - interest of 12% due September 30, 2009; secured by Wilson Field Properties. (1)	$328,578

Pipeline Mortgage –interest of 8% due September 30, 2009; secured by pipeline (2)	$1,000,000

Promissory note - interest of 7% due October 19, 2009; not secured. (1)	$12,000

Promissory note - interest of 7% due December 1, 2009; not secured. (1)	$10,000

Promissory note - interest of 7% due December 1, 2009; not secured (1)	$9,365

Promissory note - interest of 7% due December 1, 2009; not secured (1)	$1,811

Promissory note - interest of 5% due January 1, 2012; not secured.	$227,131

Promissory notes - interest of 6% due April 1, 2011; secured by Wilson Field Production on Well 502	$142,000

Promissory note – interest of 5% due October 15, 2011; not secured	$25,000

Promissory note – interest of 5% due October 15, 2011; not secured	$25,000

Promissory note - interest of 20% due January 1, 2011; not secured.	$75,000

Total non-related party debt	$1,939,885

Less current portion	$1,662,754

Total long term debt to non-related parties	$277,131

(1)	None of these notes have been repaid and are in default. No demand has been made for payment. ECCE is continuing to accrue interest on these notes at the stated rate.

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

During the six months ended June 30, 2010, ECCE made net payments of $85,472 to Samurai Corp, an affiliated company for lease operating expenses related to Samurai Operating Company performing as the Operator at the Wilson Field.  These transactions are in addition to an existing note with Samurai Corp. for $512,663 as of June 30, 2010.

7.	SHAREHOLDERS’ EQUITY

The Board of Directors has adopted, and the majority stockholder of the Company has approved, pursuant to the written consent dated as of June 21, 2010, a Reverse Stock Split of the Company’s common stock at a 1-for-10 reverse split ratio.  The board of directors of the Company approved the adoption of the Reverse Stock Split by unanimous written consent as it believes the corporate actions are in the best interests of the Company and its stockholders.

During February 2010, ECCE issued 356,367 common shares to five of the Preferred B shareholders upon conversion of 192,715 shares of the Series B Preferred stock to common stock.

During February 2010, ECCE cancelled 500,000 shares of stock which were awarded to two vendors for services contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.  There was no gain or loss realized on the cancellation of these shares.

During February 2010, ECCE awarded 500,000 shares of common stock to be distributed to various consultants and employees.  This consisted of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $0.08 per share.

During May 2010, ECCE awarded 50,000 shares of common stock in connection with a loan covenant of the E. E. Hudson note and also issued Mr. Hudson 450,000 shares for consulting services. The shares were valued at $35,000, using the grant date fair value of ECCE’s trading price of $0.07 per share.

During May 2010, ECCE cancelled 250,000 shares of stock which had previously been awarded for services performed in the first quarter of 2010.  The shares were cancelled as other compensation there was no gain or loss on the cancellation of these shares.

During August 2010, ECCE is offering ten convertible promissory notes for $90,000 per unit, or a total of $900,000 of Secured Convertible Debt.  ECCE has received gross proceeds of $345,000 as of August 16, 2010.  The Secured Convertible Debt is payable in one year, and bears an interest rate of 12%, payable quarterly in common stock.  The Debt is secured by an investment in three oil and gas producing wells that are to be completed in a 2300 acre lease in Live Oak County, Texas.  The Dena Forehand #2H well has been drilled but not completed, the Kellam #2H well is currently being drilled, and the third well location has not been determined.  The Debt is convertible into Eagle Ford restricted common stock at a rate of $0.90 per share.  The actual purchase of the participation rights is to be completed before the end of August, 2010.

On August 13, 2010, Sam Skipper, former Chairman of the Board of ECCE,  agreed to convert 100,000 shares Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.

The following table provides a summary of the potential dilution of common stock should our Preferred Series B, C and/or D be converted to common stock.  These valuations are as of June 30, 2010, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $5.00 per share. The conversion price was adjusted to reflect the effect of the Reverse Stock Split, resulting in an adjusted conversion price of $50.00 per share.

	Preferred Shares	Preferred Shares at $5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series B	434,078	$2,170,390	$453,580	$2,623,970	$50.00	52,479
Series C	30,000	150,000	483,884	633,884	$50.00	12,678
Series D	303,936	1,519,680	303,936	1,823,616	$50.00	36,472
Total	768,014	$3,840,070	$1,241,400	$5,081,470		101,629

8.	COMMITMENTS AND CONTINGENCIES

ECCO Biofuels

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

 On June 1, 2010, ECCE agreed to begin payments with the plaintiffs for an agreed judgment.  The new terms include:

1.	An agreed judgment will be entered against ECCE.

2.	ECCE. will pay $60,000 in full, which includes a flat fee of $10,000 for attorney’s fees and court costs, plus the $50,000 due to the plaintiffs under the prior agreement.

3.
The plaintiffs agree that the judgment will not be abstracted unless a payment is missed by ECCO Energy Corp.  A missed payment constitutes a payment that is not received by the fifth business day after the fifth day of the month.

4.	ECCE will make a monthly payment of $6,000 beginning on June 5, 2010, with a balloon payment of $24,000 on December 5, 2010.

June 5, 2010	$6,000
July 5, 2010	$6,000
August 5, 2010	$6,000
September 5, 2010	$6,000
October 5, 2010	$6,000
November 5, 2010	$6,000
December 5, 2010	$24,000
$60,000

ECCE made the payments of $6,000 that were due on June 5, 2010, July 5, 2010 and August 6, 2010.  No payment has been made for August 2010.

MJ Oil Company

On February 28, 2009 M-J Oil Company, Inc. of Paris, Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline.   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender.

Property Taxes

ECCE has not paid its property taxes for 2007, 2008 or 2009 on the Wilson Field Lease AO810 in Nueces County, Texas.  The County has indicated that it intends to take legal action to collect those taxes.  The County has placed tax liens on the property.  ECCE owes approximately $68,679 for prior years and has accrued $27,162 for the current year’s taxes and related property tax expenses.

9.	SUBSEQUENT EVENTS

Sale of Wilson Field in Nueces County, Texas -

On August 13, 2010, ECCE agreed to sell its properties in Wilson County, Texas to Samurai Corp for the assumption of liabilities for $109,720.  Samurai Corp. is an affiliated company, owned by Sam Skipper the Chairman of the Board of Eagle Ford Oil & Gas Corp.

On August 13, 2010, Samurai Corp. settled all of its debt and accrued liabilities owed by ECCE for 432,222 shares of common stock valued at $389,000, using a valuation of $0.90 per share.

On August 13, 2010, Sam Skipper agreed to convert 100,000 shares Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.

During August 2010, ECCE is offering ten convertible promissory notes for $90,000 per unit, or a total of $900,000 of Secured Convertible Debt.  ECCE has received gross proceeds of $300,000 as of August 16, 2010.  The Secured Convertible Debt is payable in one year, and bears an interest rate of 12%, payable quarterly in common stock.  The Debt is secured by an investment in three oil and gas producing wells that are to be completed in a 2300 acre lease in Live Oak County, Texas.  The Dena Forehand #2H well has been drilled but not completed, the Kellam #2H well is currently being drilled, and the third well location has not been determined.  The Debt is convertible into Eagle Ford restricted common stock at a rate of $0.90 per share.

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

Eagle Ford Oil & Gas Corp.  (formerly known as ECCO Energy Corp.)

BUSINESS OPERATIONS

We are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Gulf Coast Region. Our strategy is to grow our asset base by investing in oil and gas drilling and production in the Eagle Ford Shale region of Texas.

Our shares of common stock are traded on the Over-the-Counter Bulletin Board, with the symbol ECCE.OB.

On July 23, 2010, Jesse Q. Ozbolt resigned from his position as Chairman of the Board of Directors and President of Eagle Ford Oil & Gas Corp., effective immediately. Mr. Ozbolt’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.  Mr. Ozbolt will remain with Eagle Ford Oil & Gas Corp. as Senior Vice President of Engineering.

On July 23, 2010, Sam Skipper was appointed as Chairman of the Eagle Ford Oil & Gas Corp. Board of Directors. On August 16, 2010, Sam Skipper resigned as Chairman and Richard Adams was appointed.

On July 23, 2010, N. Wilson Thomas resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp., effective immediately. Mr. Thomas will remain with the company in an unspecified position.

On July 26, 2010, Rick Adams was appointed as President and Chief Executive Officer of Eagle Ford Oil & Gas Corp. Mr. Adams has over 15 years experience in the Oil and Gas Finance Markets. He was a Principal at BullFrog Capital where he negotiated Oil and Gas transactions for $350 Million. Prior to forming Bullfrog Capital in 2002, Mr. Adams spent eight years in the oil and gas finance market with The Williams Companies and then Aquila Energy Capital. During that time, Mr. Adams invested $911 million through 35 transactions. These transactions included volumetric production payments, mezzanine debt, equity investments and securitizations. Mr. Adams holds a BBA in economics and statistics from Baylor University and an MBA in finance from the University of Saint Thomas

On July 26, 2010, Imran Maniar, CPA was appointed as Chief Financial of Eagle Ford Oil & Gas Corp. Mr. Maniar has more than 20 years’ experience in the energy sector, including power plants, natural gas distribution and petrochemicals. He has been involved in more than $7 billion of transactions with Fortune 500 companies and startups. His last position was with Boardwalk Pipeline where he was in charge of mergers and acquisitions and strategic planning, including the 1.9 billion cubic foot (Bcf) expansion from Sherman, Texas, to Perryville, Louisiana, (Haynesville Shale), and the 2.3 Bcf expansion from Grandview, Arkansas, to Kosciusko, Mississippi, (Fayetteville Shale). Previous experience includes Chrysler Corporation, Exxon Mobil, Solvay and Morgan Stanley.   Mr. Maniar has a Bachelor’s of Science in Industrial Engineering from Purdue University, an MBA from Rice University and is a licensed CPA.

On July 26, 2010, Joe Simo was appointed as Chief Operating Officer of Eagle Ford Oil & Gas Corp. Mr. Simo is a certified Petroleum Geologist with the State of Texas. He has more than 33 years’ experience with private and public companies, drilling and participating in more than 1,000 wells. He is a horizontal well specialist, drilling his first horizontal wells in the Pearsall and Giddings Fields — which is now considered the Eagle Ford Shale — in 1986, helping develop techniques for drilling multi-stage fraccing and completing triple lateral wells in low-permeability, oil-saturated sands. Mr. Simo has a Bachelor’s of Science in Geology with an emphasis in Petroleum Engineering from the University of Texas.

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

As of June 30, 2010, we owned 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas The Wilson field is currently producing oil and gas, and is the only field that has provided revenue to ECCE in the current period. The Wilson Properties were sold in August 2010.   ECCE’s goal for 2010 is to raise funds and invest in oil and gas drilling and production in the Eagle Ford Shale region in Texas.

ECCE recorded an impairment charge of $748,587 for the Wilson Field properties during the quarter ending June 30, 2010.  An evaluation of the existing wells and an examination of wells drilled recently in surrounding areas lead us to believe that the future potential of this field will not be as robust as previously believed.

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  The County has indicated that it intends to take legal proceedings to collect those taxes.  The County has placed tax liens on the property.  ECCE owes $68,679 for prior years and has accrued $27,162 for the current year’s taxes and related property tax expenses.

OHIO PIPELINE

In October 2009, ECCE acquired a gas pipeline approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets. The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.  On February 28, 2009 M-J Oil Company Inc, of Paris, Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline.  We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender. A sale or lease of the pipeline is also a possibility.

A review of the property’s valuation in 2009 resulted in an impairment charge of $900,000.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Over the next twelve months, our strategy is to grow our asset base by investing in oil and gas drilling and production in the Eagle Ford Shale region of Texas. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Our net loss for the six months ended June 30, 2010 was $1,186,381 compared to a net loss of $4,765,248 for the six months ended June 30, 2009 (a decrease of $3,578,867).  The net loss attributable to common shareholders was $1,349,620, representing an additional loss pertaining to the dividends on three issues of preferred stock of $163,239, and an impairment charge on the Wilson Field in 2010 of $748,587 compared to an impairment charge in 2009 of $4,037,875 on the Bateman Lake Field. This is $3,808,416 less than the loss for the six months ended June 30, 2009, attributable primarily to the impairment charge in 2009 and a $248,895 decrease during 2010 in general and administrative expenses and the reduction of the dividend on the preferred stock by $229,549 due to conversions of preferred stock to common stock.

For the six months ended June 30, 2010, we generated revenue of $61,000 compared to revenue of $70,233 generated for the six months ended June 30, 2009 (a decrease of $9,233). The decrease in revenues for the six months ended June 30, 2010 compared to the three months ended June 30, 2009 was affected by the volume and price we received for the sale of our gas and oil production. For the six months ended June 30, 2010, we sold 15,263 Mcf  of gas at an average price of $4.48 per Mcf, compared to 10,077 Mcf at an average price of $3.78 per Mcf in 2009.  This resulted in an average price increase of $0.78 per Mcf from 2009.  ECCE had oil sales in the second quarter of 2010 of $10,778 compared to $7,375 in 2009.  The volume increased slightly, to 159 bbls in 2010, compared to 155 bbls in 2009.  ECCE received $71.25 per barrel in 2010 as compared to $47.44 per barrel in 2009.

For the six months ended June 30, 2010, we incurred operating expenses of $1,126,411 compared to $4,755,191 for the six months ended June 30, 2009 (a decrease of $3,628,780). These operating expenses incurred for the six months ended June 30, 2010 consisted of: (i) depreciation and depletion of $17,562; (ii) general and administrative expenses of $263,285; (iii) lease operating expenses of $96,977; (iv) and impairment expense of $748,587.

General and administrative expenses incurred for the six months ended June 30, 2010 decreased primarily due to the halt of all discretionary spending, as compared to last year when legal and geophysical consulting fees were incurred in relation to the company’s planned expansion during that year.

Depreciation and depletion of oil and gas properties decreased by $83,834 for the six months ended June 30, 2010 primarily due to lower oil and gas production from the Wilson Field, as well as the sale of Bateman Lake and Louisiana Shelf properties during 2009.

Our lease operating expenses decreased by $6,763 during the six months ended June 30, 2010, which reflected the continued maintenance on the Wilson properties during the first quarter.  ECCE also incurred additional ARO expenses of $21,543 beyond the amount previously accrued for the plugging a Wilson Field well during the first quarter.

ECCE recorded an impairment expense of $748,587 during the six months ending June 30, 2010.  This impairment represented the estimated loss on the sale of the properties in August 2010.

Interest expense increased by $19,137 for the six months ended June 30, 2010 due to changes in interest rates and an increase in the balance of outstanding loans.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Our net loss for the three months ended June 30, 2010 was $912,150 compared to a net loss of $4,384,484 for the three months ended June 30, 2009 (a decrease of $3,472,334).  The net loss attributable to common shareholders was $988,951, representing an additional loss pertaining to the dividends on three issues of preferred stock of $76,801. This is $3,591,927 less than the loss for the three months ended June 30, 2009, attributable primarily to a $132,051 decrease in general and administrative expenses, a decrease in impairment charges of $3,289,288 due to an impairment charge on the Wilson Field in 2010 of $748,587 compared to an impairment charge in 2009 of $4,037,875 on the Bateman Lake Field and the reduction of the dividend on the preferred stock by $119,593 due to conversions of preferred stock to common stock.

For the three months ended June 30, 2010, we generated revenue of $24,951 compared to revenue of $31,817 generated for the three months ended June 30, 2009 (a decrease of $6,866). The decrease in revenues for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was affected by the volume and price we received for the sale of our gas and oil production. For the three months ended June 30, 2010, we sold 3,178 Mcf less of gas at an average price of $3.86 per Mcf compared to $3.51 per Mcf during 2009.  This resulted in an average price increase of $.35 per Mcf from 2009.  ECCE had oil sales in the second quarter of 2010 of $10,778 compared to $7,375 in 2009.  The volume increased slightly, to 159 bbls in 2010, compared to 155 in 2009.  ECCE received $71.25 per bbl in 2010 as compared to $47.44 in 2009.

For the three months ended June 30, 2010, we incurred operating expenses of $885,898 compared to $4,376,096 for the three months ended June 30, 2009 (a decrease of $3,490,198). These operating expenses incurred for the three months ended June 30, 2010 consisted of: (i) depreciation and depletion of $8,957; (ii) general and administrative expenses of $117,171;  (iii) lease operating expenses of $11,183; and impairment expense of $748,587.

General and administrative expenses incurred for the three months ended June 30, 2010 decreased primarily due to the halt of all discretionary spending, as compared to last year when legal and geophysical consulting fees were incurred in relation to the company’s planned expansion during that year.

Depreciation and depletion of oil and gas properties decreased by $36,112 for the three months ended June 30, 2010 primarily due to lower oil and gas production from the Wilson Field, as well as the sale of Bateman Lake and Louisiana Shelf properties during 2009.

Our lease operating expenses decreased by $32,747 during the three months ended June 30, 2010, which reflected the lower maintenance expenses and lower production on the Wilson properties.

ECCE recorded an impairment expense of $748,587 during the three months ending June 30, 2010.  This impairment represented the estimated loss on the sale of the properties in August 2010.

Interest expense increased by $10,998 for the three months ended June 30, 2010 due to changes in interest rates and an increase in the balance of outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2010

At June 30, 2010, our current assets were $82,040 and our current liabilities were $2,338,634, which resulted in a working capital deficiency of $2,256,594.  At June 30, 2010, our total assets were $238,936 consisting of: (i)  $81,036 in accounts receivable from related parties; (ii) $1,262,654 in oil and gas properties and a pipeline; and (iii) $18,764 in equipment less (iv) accumulated depletion and depreciation of $1,124,522.

At June 30, 2010, our total liabilities were $3,474,158 consisting of: (i) $160,806 in accounts payable - trade; (ii) $420,851 in accrued expenses; (iii) $45,223 in accrued expenses – related parties; (iv) $1,712,755 in short - term debt – third parties; (v) $49,000 in short-term debt – related parties; (vi) $227,131 in long-term debt; (vii) $775,836 in long-term debt – related parties; and (viii) $82,557 in asset retirement obligations.

Stockholders’ deficit increased from $2,123,842 at December 31, 2009 to $3,235,222 as of June 30, 2010.  This was primarily due to the loss for the first three months of 2010.

Our working capital deficiency to date has been funded by advances from short term loans and sales of stock to individual investors and from Samurai Operating Company, a related party.  There is no assurance that future funds will be available from these sources.

Cash Flows

Cash Flows from Operating Activities

The increase in net cash used in operating activities for the six months ended June 30, 2010 was due primarily to losses from operations and the inability to obtain working capital funds from Samurai Corp partially offset by reductions in general and administrative expenses.

Cash Flows from Investing Activities

The change in cash flows from investing activities represents the capitalized portion of the work on Wilson Field Well 502.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received $163,000 from four lenders during the quarter ending June 30, 2010 and $316,000 from five lenders during the six months ending June 30, 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Rick Adams, our Chief Executive Officer, and Imran Maniar, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2010. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Adams and Maniar concluded that our disclosure controls and procedures were not effective as of June 30, 2010.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2010, ECCE issued 356,367 common shares to five of the Preferred B shareholders upon conversion from the Preferred B Preferred stock to ECCE common stock.

During February 2010, ECCE cancelled 500,000 shares of stock which was awarded to two vendors for services contracted for in 2008.  However, their failure to satisfactorily complete their services to our satisfaction resulted in the cancellation of the stock.  There was no gain or loss on the cancellation of the shares.

During February 2010, ECCE awarded 500,000 shares of common stock to be distributed to various consultants and employees.  This consists of 150,000 shares being issued to employees for retention and 350,000 to consultants for various services.  The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $.08.

During May 2010, ECCE awarded 500,000 shares of common stock in connection with a loan covenant of the E. E. Hudson note.

During May 2010, ECCE cancelled 250,000 shares of stock which had previously been awarded for services performed in the first quarter of 2010.  The shares were cancelled as other compensation was determined to be in order.  There was no gain or loss realized on the cancellation of these shares.

The board of directors has adopted, and the majority stockholder of the Company has approved, pursuant to the written consent dated as of June 21, 2010, a Reverse Stock Split of the Company’s common stock at a 1-for-10 reverse split ratio.  The board of directors of the Company approved the adoption of the Reverse Stock Split by unanimous written consent as it believes the corporate actions are in the best interests of the Company and its stockholders.

During August 2010, ECCE is offering ten convertible promissory notes for $90,000 per unit, or a total of $900,000 of Secured Convertible Debt.  ECCE has received gross proceeds of $345,000 as of August 16, 2010.  The Secured Convertible Debt is payable in one year, and bears an interest rate of 12%, payable quarterly in common stock.  The Debt is secured by an investment in three oil and gas producing wells that are to be completed in a 2300 acre lease in Live Oak County, Texas.  The Dena Forehand #2H well has been drilled but not completed, the Kellam #2H well is currently being drilled, and the third well location has not been determined.  The Debt is convertible into Eagle Ford restricted common stock at a rate of $0.90 per share.

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

EAGLE FORD OIL & GAS CORP.

Date: August 23, 2010	By:	/s Rick Adams
Rick Adams
Title: President and CEO

Date: August 23, 2010	By:	/s/ Imran Maniar
Imran Maniar
Title: CFO