Form 10-Q
period 2010-09-30
Eagle Ford Oil & Gas Corp
filed 2010-11-15
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

 2,685,147 shares of the registrant’s common stock were outstanding as of November 15, 2010.

Item 1.  Financial Statements.
PART I—FINANCIAL INFORMATION
EAGLE FORD OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,408	$213
Prepaid insurance	33,304	-
Accounts receivable – related party	8,063	-
Total current assets	76,775	213

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	250,000	1,110,488
Pipeline transmission properties	100,000	100,000
Equipment	10,298	18,764
Less accumulated depreciation and depletion	(68,109)	(360,173)
Total property and equipment, net	292,189	869,079

TOTAL ASSETS	$368,964	$869,292

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$126,041	$137,173
Accrued expenses	448,261	305,692
Current maturities of long-term debt	1,679,578	1,445,754
Short-term debt – related parties	25,000	-
Convertible debentures, net of debt discount of $282,008 and $0, respectively	262,992	-
Total current liabilities	2,541,872	1,888,619

LONG-TERM LIABILITIES
Long-term debt	227,131	227,131
Long-term debt – related parties	-	775,836
Asset retirement obligations	-	101,548
TOTAL LIABILITIES	2,769,003	2,993,134

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized:
Series A, $0.001 par value; 0 and 100,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	100
Series B, $0.001 par value; 434,078 and 627,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	434	627
Series C, $0.001 par value; 30,000 issued and outstanding	30	30
Series D, $0.001 par value; 303,936 issued and outstanding	304	304
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,627,716 and 1,549,946 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,628	1,550
Additional paid-in-capital	14,056,175	12,729,630
Accumulated deficit	(16,459,609)	(14,856,083)
Total shareholders’ deficit	(2,400,039)	(2,123,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$368,964	$869,292

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE	$7,464	$16,801	$68,464	$87,034

OPERATING EXPENSES
Lease operating expenses	7,464	15,721	104,441	119,461
General and administrative expenses	185,089	1,018,882	440,603	1,531,063
Depreciation, depletion and accretion	2,194	14,638	19,756	116,034
Loss (gain) on sale of assets	(55,524)	232,526	(55,524)	232,526
Impairment expense	-	4,697,550	756,359	8,735,425
Total operating expenses	139,223	5,979,317	1,265,635	10,734,509

Net operating loss	(131,759)	(5,962,516)	(1,197,171)	(10,647,475)

OTHER EXPENSES
Loss on settlement of asset retirement obligation	(62,917)	-	(84,460)	-
Legal settlements	-	(65,600)	-	(65,000)
Gain on settlement of debt and accrued interest	46,286	-	46,286	-
Interest expense	(104,922)	(39,671)	(204,349)	(119,961)
Total other expenses	(121,553)	(105,271)	(242,523)	(185,561)

Net loss	(253,312)	(6,067,787)	(1,439,694)	(10,833,036)

Dividends applicable to preferred stock	(76,801)	(194,893)	(163,832)	(587,681)

Net loss attributable to common shareholders	$(330,113)	$(6,262,680)	$(1,603,526)	$(11,420,717)

Basic and diluted loss per common share	$(0.12)	$(5.29)	$(0.92)	$(10.95)

Weighted average common shares outstanding – basic and diluted	2,034,943	1,184.531	1,741,697	1,042,669

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,439,694)	$(10,833,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	19,756	116,034
Amortization of debt discount	51,324	-
Stock issued for services	87,000	952,250
Impairment expense	756,359	8,735,425
Loss on sale of assets	-	232,526
Gain on settlement of debt and accrued interest	(46,286)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,063)	(27,000)
Accounts receivable – related party	-	(38,544)
Prepaid expenses	(33,304)	27,357
Accounts payable – trade	(11,132)	14,526
Accounts payable – related parties	-	341,843
Accrued liabilities	220,518	211,866
Net cash used in operating activities	(403,522)	(266,753)
Cash flows from investing activities:
Purchase of oil and gas properties	(250,000)	-
Additions to oil and gas properties	(52,165)	(35,602)
Payment to settle asset retirement obligation	(20,791)	-
Purchase of equipment	(4,600)	175,000
Net cash provided by (used in) investing activities	(327,556)	139,398
Cash flows from financing activities:
Proceeds from sale of common stock	-	20,000
Proceeds from refund of cancelled insurance premiums financing	-	5,841
Proceeds from issuance of convertible debt	545,000	-
Proceeds from issuance of short term debt	267,000	115,366
Proceeds from related party debt	49,000	-
Payments made on related party debt	(94,727)	-
Payments made on short term debt	-	(14,614)
Net cash provided by financing activities	766,273	126,593
Net change in cash and cash equivalents	35,195	(762)
Cash and cash equivalents, at beginning of period	213	833
Cash and cash equivalents, at end of period	$35,408	$71
Supplemental cash flow information:
Interest paid	$-	$159
Income taxes paid	$-	$-
Non-cash investing and financial activities:
Reclassification of assets held for sale	$-	$5,636,739
Reclassification of liabilities associated with assets held for sale	$-	$898,864
Accounts payable accrued for plugging and abandonment costs	$-	$22,587
Note payable issued for related party accounts payable	$-	$809,252
Prepaid insurance premium financing cancelled	$-	$44,866
Note payable issued for prepaid insurance premiums	$-	$6,925
Shares issued for accounts payable	$-	$47,595
Cancellation of common shares	$75	$-
Preferred shares converted to common shares	$292	$30
Common shares issued for preferred stock dividends	$163,670	$24,630
Common shares issued to settle debt and accrued interest	$743,164	$-
Discount on convertible debt	$333,332	$-
Sale of oil and gas property for assumed liabilities	$109,720	$-

See summary of significant accounting policies and notes to unaudited consolidated financial statements

EAGLE FORD OIL & GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Eagle Ford Oil & Gas Corp. (formerly known as ECCO Energy Corp.)(“ECCE” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ECCE’s 2009 Annual Report filed with the SEC on Form 10-K.

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

Organization

Eagle Ford Oil & Gas Corp. is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Eagle Ford Shale Region of South Texas.  ECCE’s strategy is to grow its asset base and become profitable by purchasing or investing in oil and gas drilling projects in the Eagle Ford shale region of Texas.

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

As shown in the accompanying financial statements, we incurred accumulated net losses attributable to common shareholders of $16,459,609 as of September 30, 2010, and recurring operating costs exceed operating revenues. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital and investing in the drilling of additional wells to improve future earnings and cash flow. We are also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we do not obtain funding, ECCE will cease operations.

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

At September 30, 2010, we had a working capital deficit of $2,465,097.  We will need to raise additional capital during 2010 and 2011to develop the oil and gas properties and fund general corporate working capital needs.  Additionally, in 2009 and 2010, the Company missed payment on (i)  a $1,000,000 note, plus accrued interest, in connection with the acquisition of the Pipeline, (ii) a $328,578 note with Ray Nesbitt, plus accrued interest,  (iii) a total of $84,000, plus accrued interest, of short term notes to three individuals, (iv) $25,000, plus accrued interest to Rick Bobigian, (v) $142,000 to Ron Reece, plus accrued interest, and (vi) $25,000 to Laguna Partners, and (vii) $25,000 to Foley Drilling,  (viii)  payments due on the settlement of litigation and (x) payment of property taxes on Wilson Field.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

4.	OIL AND GAS PROPERTIES

During 2010, ECCE attempted to rework Well 502 at the Wilson Field property.  The attempt was not successful.  ECCE spent approximately $119,165 on the attempt and capitalized $52,165 of that amount during the prior quarter.   In January 2010, ECCE also incurred expenses of $42,334 in the plugging of an abandoned well on the property.

Subsequent to the failure to rework Well 502, and an examination of results from surrounding wells, ECCE determined that the Wilson Field property is impaired and had an estimated net realizable value of $109,720 based on the sales price of the Wilson Properties in August 2010.  This resulted in an impairment charge of $748,587 during the quarter ended June 30, 2010.

On August 13, 2010, ECCE sold its properties in the Wilson Field, Nueces County, Texas to Samurai Corp for the assumption of liabilities of $109,720.  Samurai Corp. is an affiliated company, owned by Sam Skipper the Vice-Chairman of the Board of Eagle Ford Oil & Gas Corp.

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000.  The Dena Forehand #2H and the Kellam#2H have been drilled and are planned to be completed during November and December 2010.  Eagle Ford Oil & Gas will continue to participate in the drilling of additional wells in this lease and anticipates a total of 14 wells will be drilled over the next 48 months. Eagle Ford will need to obtain additional capital to meet any future drilling in this field.  There is no assurance that the company will be able to raise those funds  ECCE has no estimated costs or timeframe for the drilling of these additional wells. Should the first two wells not show the anticipated economic results, the company is under no obligation to continue its investment in the field.

5.	DEBT

During February 2010, ECCE borrowed $11,000 on a short-term basis from Rick Bobigian with an interest rate of 5%, due July 1, 2010 to cover working capital requirements.  The note was converted to stock in September 2010.

On March 1, 2010, a note for $142,000 was issued to Dr. Ron Reece with an interest rate of 6%, due on April 1, 2011.  The funds were used for working capital and repairs and maintenance on the Wilson Field properties.

On March 1, 2010, ECCE borrowed $75,000 from E. E. Hudson on a short term note for working capital. The note bears an interest rate of 20% per annum, and is due on January 1, 2011.  ECCE also agreed to issue 50,000 shares of common stock to Mr. Hudson valued at $3,500 for this stock issuance, representing the 50,000 shares at a valuation of $0.07 per share based on the closing market price per common share as of the March 1, 2010 date of the note.

In April 2010, ECCE borrowed $13,000 from Rick Bobigian for working capital.  This note has an interest rate of 5% per annum, and was due on July 31, 2010.  The note was converted to stock in September 2010.

In May 2010, ECCE borrowed $25,000 from Rick Bobigian for working capital.  This note has an interest rate of 5% per annum, and was due on July 1, 2010.  The note has not been paid.

In June 2010, ECCE borrowed $25,000 from Laguna Oil Partners for working capital.  The note has an interest rate of 5% per annum, and was due on October 15, 2010.   This accrued interest and principal have not been paid to date, and this note is currently in default.

In June 2010, ECCE borrowed $25,000 from Foley Drilling for working capital.  The note has an interest rate of 5% per annum, and was due on October 15, 2010.  This accrued interest and principal have not been paid to date, and this note is currently in default.

On August 13, 2010, ECCE agreed with Samurai Corp. to convert $432,222 of its debt and accrued interest into 432,222 shares of common stock using the stock’s closing price of $1.50 per share.  A loss on settlement of debt of $216,111 was recorded on the transaction.

On September 3, 2010, ECCE agreed with Rick Bobigian to convert $322,925 of debt and accrued interest into 325,055 shares of common stock using the stock’s closing price of $0.90 per share.  A gain on settlement of debt of $238,411 was recorded on the transaction.

On September 23, 2010, ECCE agreed with Shelby Engineering to convert $35,712 of debt and accrued interest into 39,680 shares of common stock using the stock’s closing price of $0.26 per share.  A gain on settlement of debt of $25,395 was recorded on the transaction.

ECCE has notes payable to related parties and consisted of the following at September 30, 2010:

September 30, 2010
Promissory note to Rick Bobigian – interest at 5% due July 1, 2010; unsecured (1)	$25,000
Total related party debt	$25,000

Debt – Non-Related Parties

September 30, 2010
Promissory notes - interest of 7% due July 17, 2009; not secured (1)	$48,000
Promissory notes - interest of 7% due September 10, 2009; not secured (1)	18,000
Promissory note - interest of 7% due September 14, 2009; not secured (1)	12,000
Promissory note - interest of 7% due September 17, 2009; not secured (2)	6,000
Promissory note - interest of 12% due September 30, 2009; not secured (1)	328,578
Pipeline Mortgage - interest of 8% due September 30, 2009; secured by pipeline (2)	1,000,000
Promissory note - interest of 5% due January 1, 2012; not secured.	227,131
Promissory notes - interest of 6% due April 1, 2011;	142,000
Promissory note - interest of 5% due October 15, 2010; not secured	25,000
Promissory note - interest of 5% due October 15, 2010; not secured	25,000
Promissory note - interest of 20% due January 1, 2011; not secured.	75,000
Total non-related party debt	$1,906,709
Less current portion	$(1,679,578)

Total long-term debt to non-related parties	$227,131

(1)	None of these notes have been repaid and are in default. No demand has been made for payment. ECCE is continuing to accrue interest on these notes at the stated rate.

(2)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   There has been a judgment rendered against ECCE in the amount of the mortgage.  ECCE is in discussions with the lender to restructure the mortgage and remove the judgment. ECCE is continuing to accrue interest on these notes at the stated rate.

Principal repayment provisions of long-term debt are as follows at September 30, 2010:

2010	$-
2011	-
2012	227,131
Thereafter	-
Total	$277,131

6.	CONVERTIBLE DEBENTURES

During August 2010, ECCE began offering ten convertible debentures for $90,000 per unit, or a total of $900,000 of Secured Convertible Debt.  ECCE has received gross proceeds of $545,000 as of September 30, 2010 from five investors.  The Secured Convertible Debentures are payable on July 26, 2011, and bear interest at a rate of 12%, payable quarterly in common stock.  The Debentures are secured by an investment in three oil and gas producing wells that are to be completed in a 2300 acre lease in Live Oak County, Texas.  The Dena Forehand #2H and the Kellam #2H have been drilled and should be completed during November and December 2010.  A third well location has not been determined.  The Debentures are convertible into Eagle Ford restricted common stock at a rate of $0.90 per share.

At the commitment dates of the Convertible Debentures the embedded conversion features had an intrinsic value of $333,332.  ECCE recorded a debt discount of $333,332.  Amortization of debt discount of $51,324 was recorded during the quarter ended September 30, 2010.  The remaining debt discount balance of $282,008 will be amortized over the remaining life of the bonds.

7.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, ECCE made net payments of $85,472 to Samurai Corp, an affiliated company, for repayment of a prior note and for lease operating expenses related to Samurai Operating Company performing as the Operator at the Wilson Field.  These transactions were in addition to an existing note with Samurai Corp. for $512,663 as of September 30, 2010.  On August 13, 2010, ECCE agreed with Samurai Corp. to convert $432,222 of its debt and accrued interest into 432,222 shares of common stock using the stock’s closing price of $1.50 per share.  A loss on settlement of debt of $216,111 was recorded on the transaction.

On August 13, 2010, ECCE sold its properties in Wilson County, Texas to Samurai Corp for the assumption of liabilities for $109,720.  Samurai Corp. is an affiliated company, owned by Sam Skipper the Chairman of the Board of Eagle Ford Oil & Gas Corp.

On August 13, 2010, Sam Skipper, a major shareholder in ECCE, converted 100,000 shares Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.

On September 3, 2010, ECCE agreed with Rick Bobigian to convert $322,925 of debt and accrued interest into 325,055 shares of common stock using the stock’s closing price of $0.90 per share.  A gain on settlement of debt of $238,411 was recorded on the transaction.

8.	SHAREHOLDERS’ EQUITY

The Board of Directors has adopted, and the majority stockholder of the Company has approved, pursuant to the written consent dated as of September 21, 2010, a reverse stock split of the Company’s common stock at a 1-for-10 reverse split ratio.  The board of directors of the Company approved the adoption of the reverse stock split by unanimous written consent as it believes the corporate actions are in the best interests of the Company and its stockholders. All share and per share disclosures have been restated retroactively to reflect the reverse stock split.

During February 2010, ECCE issued 35,639 common shares to five of the Preferred B shareholders upon conversion of 192,715 shares of the Series B Preferred stock to common stock.

During February 2010, ECCE cancelled 50,000 shares of stock which were awarded to two vendors for services contracted for in 2008. However, their failure to satisfactorily complete their services to the Company’s satisfaction resulted in the cancellation of the stock. There was no gain or loss realized on the cancellation of these shares.

During February 2010, ECCE awarded 50,000 shares of common stock to be distributed to various consultants and employees. This consisted of 15,000 shares being issued to employees for retention and 35,000 to consultants for various services. The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $0.08 per share.

During May 2010, ECCE awarded 50,000 shares of common stock in connection with a loan covenant of the E. E. Hudson note and also issued Mr. Hudson 45,000 shares for consulting services. The shares were valued at $35,000, using the grant date fair value of ECCE’s trading price of $0.07 per share.

During May 2010, ECCE cancelled 25,000 shares of stock which had previously been awarded for services performed in the first quarter of 2010. The shares were cancelled as other compensation there was no gain or loss on the cancellation of these shares.

During August 2010, ECCE began offering ten convertible debentures for $90,000 per unit, or a total of $900,000 of Secured Convertible Debt.  ECCE has received gross proceeds of $545,000 as of September 30, 2010 from five investors.  The Secured Convertible Debentures are payable on July 26, 2011, and bear interest at a rate of 12%, payable quarterly in common stock.  The Debentures are secured by an investment in three oil and gas producing wells that are to be completed in a 2300 acre lease in Live Oak County, Texas.  The Dena Forehand #2H and the Kellam #2H have been drilled and should be completed during November and December 2010.  A third well location has not been determined.  The Debentures are convertible into Eagle Ford restricted common stock at a rate of $0.90 per share.

On August 13, 2010, ECCE agreed with Samurai Corp. to convert $432,222 of its debt and accrued interest into 432,222 shares of common stock using the stock’s closing price of $1.50 per share.  A loss on settlement of debt of $216,111 was recorded on the transaction.

On August 13, 2010, Sam Skipper, a major shareholder in ECCE, converted 100,000 shares Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.  The Preferred Series A was the supervoting preferred stock.

On August 24, 2010, ECCE issued 120,000 shares as payment due on 2009 employment retention bonuses.  The valuation of the award was $12,000 based on ECCE’s stock trading price of $0.10 per share.

On September 3, 2010, ECCE agreed with Rick Bobigian to convert $322,925 of debt and accrued interest into 325,055 shares of common stock using the stock’s closing price of $0.90 per share.  A gain on settlement of debt of $238,411 was recorded on the transaction.

On September 23, 2010, ECCE agreed with Shelby Engineering to convert $35,712 of debt and accrued interest into 39,680 shares of common stock using the stock’s closing price of $0.26 per share.  A gain on settlement of debt of $25,395 was recorded on the transaction.

The following table provides a summary of the potential dilution of common stock should our Preferred Series B, C and/or D be converted to common stock.  These valuations are as of September 30, 2010, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $50.00 per share. The conversion price was adjusted from $5.00 per share in prior periods to reflect the effect of the 1-for-10 Reverse Stock Split, resulting in an adjusted conversion price of $50.00 per share.

	Preferred Shares	Preferred Shares at $5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series B	434,078	$2,170,390	$493,910	$2,664,300	$50.00	53,286
Series C	30,000	150,000	30,230	180,230	$50.00	3,605
Series D	303,936	1,519,680	334,329	1,854,009	$50.00	37,080
Total	768,014	$3,840,070	$858,469	$4,698,539		93,953

9.	COMMITMENTS AND CONTINGENCIES

ECCO Biofuels

During 2009, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for an initial $10,000 payment which was made in September 2009.  ECCE also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also provides for additional payments of $12,500 to be made on each of the following dates:  December 4, 2009, March 5, 2010, June 4, 2010, and September 10, 2010.  The additional payments total of $50,000 was accrued as of December 31, 2009. Total settlement expense of $65,600 was recorded as of December 31, 2009.  The company did not make the December 4, 2009 or the March 5, 2010 payments which resulted in the litigation and agreement detailed below.  All payments are personally guaranteed by Sam Skipper.

On June 1, 2010, ECCE agreed to begin payments with the plaintiffs for an agreed judgment.  The new terms include:

1.	An agreed judgment will be entered against ECCE.

2.	ECCE will pay $60,000 in full, which includes a flat fee of $10,000 for attorney’s fees and court costs, plus the $50,000 due to the plaintiffs under the prior agreement.

3.
The plaintiffs agree that the judgment will not be abstracted unless a payment is missed by ECCO Energy Corp.  A missed payment constitutes a payment that is not received by the fifth business day after the fifth day of the month.

4.	ECCE will make monthly payments of $6,000 beginning on June 5, 2010, with a balloon payment of $24,000 on December 5, 2010.

June 5, 2010	$6,000
July 5, 2010	$6,000
August 5, 2010	$6,000
September 5, 2010	$6,000
October 5, 2010	$6,000
November 5, 2010	$6,000
December 5, 2010	$24,000
$60,000

ECCE made the payments of $6,000 that were due in each month through October 2010.  As of the date of this filing, ECCE has not made the payment due on November 5, 2010.

MJ Oil Company

On February 28, 2009, M-J Oil Company, Inc. of Paris, Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline. ECCE is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, ECCE has not reached a satisfactory agreement with the lender.

Property Taxes

ECCE has not paid its property taxes for 2007, 2008 or 2009 on the Wilson Field Lease AO810 in Nueces County, Texas.  The County has taken legal action to collect those taxes and has placed tax liens on the property.  As of September 30, 2010, ECCE owes $45,874 for prior years property taxes which are included in accounts payable - trade on the balance sheet.

10.	SUBSEQUENT EVENTS

On October 7, 2010, the remaining 434,078 shares of Preferred Series B stock along with accrued dividends were converted to 53,826 shares of common stock.

On October 21, 2010 the remaining 30,000 shares of Preferred Series C stock along with accrued dividends were converted into 3,605 shares of common stock.

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

On July 23, 2010, Sam Skipper was appointed as Chairman of the Eagle Ford Oil & Gas Corp. Board of Directors. On August 16, 2010, Sam Skipper resigned as chairman and Richard Adams was appointed.  Mr. Skipper remained on the Board as Vice-Chairman until November 15, 2010

On July 23, 2010, N. Wilson Thomas resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp., effective immediately. Mr. Thomas remained with the company.

On July 26, 2010, Rick Adams was appointed as President and Chief Executive Officer of Eagle Ford Oil & Gas Corp. Mr. Adams has over 15 years experience in the Oil and Gas Finance Markets. He was a Principal at BullFrog Capital where he negotiated Oil and Gas transactions for $350 Million. Prior to forming Bullfrog Capital in 2002, Mr. Adams spent eight years in the oil and gas finance market with The Williams Companies and then Aquila Energy Capital. During that time, Mr. Adams invested $911 million through 35 transactions. These transactions included volumetric production payments, mezzanine debt, equity investments and securitizations. Mr. Adams holds a BBA in economics and statistics from Baylor University and an MBA in finance from the University of Saint Thomas.

On July 26, 2010, Imran Maniar, CPA was appointed as Chief Financial of Eagle Ford Oil & Gas Corp. Mr. Maniar has more than 20 years’ experience in the energy sector, including power plants, natural gas distribution and petrochemicals. He has been involved in more than $7 billion of transactions with Fortune 500 companies and startups. His last position was with Boardwalk Pipeline where he was in charge of mergers and acquisitions and strategic planning, including the 1.9 billion cubic foot (Bcf) expansion from Sherman, Texas, to Perryville, Louisiana, (Haynesville Shale), and the 2.3 Bcf expansion from Grandview, Arkansas, to Kosciusko, Mississippi, (Fayetteville Shale). Previous experience includes Chrysler Corporation, Exxon Mobil, Solvay and Morgan Stanley.   Mr. Maniar has a Bachelor’s of Science in Industrial Engineering from Purdue University, an MBA from Rice University and is a licensed CPA.  Mr. Maniar has also been appointed to the Board of Directors.

WILSON PROPERTIES LEASE – NUECES COUNTY, TEXAS

As of June 30, 2010, we owned 100% of the working interest in the E.C. Wilson and Wilson State Tract Leases (“Wilson Properties”) located in Nueces County, Texas The Wilson field is currently producing oil and gas, and is the only field that has provided revenue to ECCE in the current period..   ECCE recorded an impairment charge of $748,587 for the Wilson Field properties during the quarter ending June 30, 2010.  On August 13, 2010, ECCE sold its Wilson Field properties in Nueces County, Texas to Samurai Corp for the assumption of liabilities for $109,720.  Samurai Corp. is an affiliated company, owned by Sam Skipper the Vice-Chairman of the Board of Eagle Ford Oil & Gas Corp.

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  The County has taken legal proceedings to collect those taxes and has placed tax liens on the property.  As of September 30, 2010, ECCE owes $45,874 for prior years property taxes which are included in accounts payable - trade on the balance sheet.

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased for $250,000, a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas.  The Dena Forehand #2H and the Kellam#2H have been drilled but not completed.  The fracturing of these two wells occurred during November 2010.  Eagle Ford Oil & Gas will continue to participate in the drilling of additional wells in this lease and anticipates a total of 14 wells will be drilled over the next 48 months.  The drilling of additional wells will require ECCE to raise capital.  There is no assurance that the company will be successful in raising those funds.  ECCE has no estimated expenses or timeframe for the drilling of these additional wells. Should the first two wells not show the anticipated economic results, the company is under no obligation to continue its investment in the field.

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

WILSON COUNTY, TEXAS

In September 2010, ECCE signed a letter of intent for the acquisition of a 10% working interest in 3,600 acres in Wilson County, Texas. The property has 42 Eagle Ford Shale locations with additional drilling opportunities.  ECCE is actively soliciting funds to complete the transaction

RESULTS OF OPERATIONS

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

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Our net loss for the nine months ended September 30, 2010 was $1,439,694 compared to a net loss of $10,833,036 for the nine months ended September 30, 2009 (a decrease of $9,393,342).  The net loss attributable to common shareholders was $1,603,526, representing an additional loss pertaining to the dividends on three issues of preferred stock of $163,832, and an impairment charge on the Wilson Field in 2010 of $748,587 compared to an impairment charge in 2009 of $8,735,425 on the Bateman Lake Field and Louisiana Shelf Well. This is $9,817,191 less than the loss for the nine months ended September 30, 2009, attributable primarily to the impairment charge in 2009 and a $1,086,689 decrease during 2010 in general and administrative expenses and the reduction of the dividend on the preferred stock by $391,287 due to conversions of preferred stock to common stock.

For the nine months ended September 30, 2010, we generated revenue of $68,464 compared to revenue of $87,034 generated for the nine months ended September 30, 2009 (a decrease of $18,570). The decrease in revenues for the nine months ended September 30, 2010 compared to the three months ended September 30, 2009 was affected by the volume and price we received for the sale of our gas and oil production, and the sale of the property on August 13, 2010. For the nine months ended September 30, 2010, we sold 17,820 Mcf of gas at an average price of $4.38 per Mcf, compared to 26,466 Mcf at an average price of $3.57 per Mcf in 2009.  This resulted in an average price increase of $0.81 per Mcf from 2009.  ECCE had oil sales in the nine months ending September 30, 2010 of $10,778 compared to $7,375 in 2009.  The volume increased slightly, to 159 bbls in 2010, compared to 155 bbls in 2009.  ECCE received $71.25 per barrel in 2010 as compared to $47.44 per barrel in 2009.

For the nine months ended September 30, 2010, we incurred operating expenses of $1,265,635 compared to $10,734,509 for the nine months ended September 30, 2009 (a decrease of $9,468,874). These operating expenses incurred for the nine months ended September 30, 2010 consisted of: (i) depreciation and depletion of $19,756; (ii) general and administrative expenses of $440,603; (iii) lease operating expenses of $104,441; (iv) and impairment expense of $756,359.

General and administrative expenses incurred for the nine months ended September 30, 2010 decreased primarily due to the halt of all discretionary spending, as compared to last year when legal and geophysical consulting fees were incurred in relation to the company’s planned expansion during that year.

Depreciation and depletion of oil and gas properties decreased by $96,278 for the nine months ended September 30, 2010 primarily due to lower oil and gas production from the Wilson Field, as well as the sale of the Wilson Field during the third quarter and the sale of the Bateman Lake and Louisiana Shelf properties during 2009.

Our lease operating expenses decreased by $15,020 during the nine months ended September 30, 2010, primarily due to the sale of the property on August 13, 2010.

ECCE recorded an impairment expense of $756,359 during the nine months ending September 30, 2010.  This was offset by a gain on the sale of Wilson Field of $55,524.

ECCE also recorded a loss on the write-off of capitalized asset retirement cost totaling $84,460 in other expenses offset by a gain of $46,286 on the conversion of certain debt to common stock.

Interest expense increased by $84,388 for the nine months ended September 30, 2010 due to changes in interest rates, an increase in the balance of outstanding loans, and of the amortization of debt discount of  $51,324 associated with the beneficial conversion features in the convertible debt issued during the quarter ending September 30, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Our net loss for the three months ended September 30, 2010 was $253,312 compared to a net loss of $6,067,787 for the three months ended September 30, 2009 (a decrease of $5,814,475).  The net loss attributable to common shareholders was $330,113, representing an additional loss pertaining to the dividends on three issues of preferred stock of $76,801. This is $5,932,567 less than the loss for the three months ended September 30, 2009, attributable primarily to a $837,793 decrease in general and administrative expenses, a decrease in impairment charges of $4,697,550 due to an impairment charge on the Louisiana Shelf property in 2009, and the reduction of the dividend on the preferred stock by $118,092 due to conversions of preferred stock to common stock.

For the three months ended September 30, 2010, we generated revenue of $7,464 compared to revenue of $16,801 generated for the three months ended September 30, 2009 (a decrease of $9,337). The decrease in revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was affected by the volume and price we received for the sale of our gas and oil production, as well as the fact that the Wilson Field, our only producing property, was sold on August 13, 2010.  For the three months ended September 30, 2010, we sold 3,926 Mcf less of gas at an average price of $4.22 per Mcf compared to $3.04 per Mcf during 2009.  This resulted in an average price increase of $0.78 per Mcf from 2009.  ECCE had no oil sales in the third quarter of 2010 or the third quarter of 2009.

For the three months ended September 30, 2010, we incurred operating expenses of $139,223 compared to $5,979,317 for the three months ended September 30, 2009 (a decrease of $5,840,094). These operating expenses incurred for the three months ended September 30, 2010 consisted of: (i) depreciation and depletion of $2,194; (ii) general and administrative expenses of $185,089;  (iii) lease operating expenses of $7,464; and a gain on the sale of assets of $55,524.

General and administrative expenses incurred for the three months ended September 30, 2010 decreased primarily due to the halt of all discretionary spending, as compared to last year when legal and geophysical consulting fees were incurred in relation to the company’s planned expansion during that year.

Depreciation and depletion of oil and gas properties decreased by $12,444 for the three months ended September 30, 2010 primarily due to lower oil and gas production from the Wilson Field, as well as the sale of the Wilson Field during the third quarter of 2010 and the sale of the Bateman Lake and Louisiana Shelf properties during 2009.

Our lease operating expenses decreased by $8,257 during the three months ended September 30, 2010, which reflected lower maintenance expenses, lower production and the sale of the Wilson properties.

ECCE recorded a loss of $62,917 during the three months ending September 30, 2010 relating to the write-off of capitalized asset retirement cost.  ECCE also recorded a gain of $46,286 on the conversion of certain debt to common stock.

Interest expense increased by $65,251 for the three months ended September 30, 2010 due to changes in interest rates, an increase in the balance of outstanding loans, and the amortization of debt discount of  $51,324 associated with the beneficial conversion features in the convertible debt issued during the quarter ending September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

At September 30, 2010, our current assets were $76,775 and our current liabilities were $2,541,872, which resulted in a working capital deficiency of $2,465,097.  At September 30, 2010, our total assets were $368,964 consisting of: (i) $35,408 in cash (ii) $41,367 in prepaid insurance and accounts receivable from related parties; (ii) $350,000 in oil and gas properties and a pipeline; and (iii) $10,298 in equipment less (iv) accumulated depletion and depreciation of $68,109.

At September 30, 2010, our total liabilities were $2,769,003 consisting of: (i) $126,041 in accounts payable - trade; (ii) $448,261 in accrued expenses; (iii) $25,000 in debt – related parties; (iv) $1,679,578 in short-term debt – third parties; (v) $262,992 in convertible notes payable, net of debt discount of $282,008; and (vi) $227,131 in long-term debt.

Stockholders’ deficit increased from $2,123,842 at December 31, 2009 to $2,682,047 as of September 30, 2010.  This was primarily due to the loss for the first six months of 2010.

Our working capital deficiency to date has been funded by advances from both short and long term loans and sales of stock to individual investors.  There is no assurance that future funds will be available from these sources.

Cash Flows

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to operating expenses incurred on the Wilson Field during the period ending September 30, 2010.  All revenue from the field ended on August 13, 2010 with the sale of the field.

Cash Flows from Investing Activities

The change in cash flows from investing activities represents the capitalized portion of the work on Wilson Field Well 502.  Also, ECCE purchased for $250,000, a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received $545,000 from four lenders during the quarter ending September 30, 2010 from the issuance of our convertible debt and $316,000 from five lenders during the nine months ending September 30, 2010.

We expect that working capital requirements will continue to be funded through a combination of our future revenues, existing funds, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Since inception, our working capital needs have been met through operating activities and from financings and loans from related entities.  ECCE does not anticipate future funds being available from related entities.  We anticipate that additional financings and loans will be required to sustain operations and acquire development properties in the future.

There can be no assurance that the Company will be successful in raising the required capital or that related parties will continue to advance funds to the Company.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations and result in the failure of our business.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Rick Adams, our Chief Executive Officer, and Imran Maniar, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2010. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Adams and Maniar concluded that our disclosure controls and procedures were not effective as of September 30, 2010.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the fourth quarter of this year.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors has adopted, and the majority stockholder of the Company has approved, pursuant to the written consent dated as of September 21, 2010, a reverse stock split of the Company’s common stock at a 1-for-10 reverse split ratio.  The board of directors of the Company approved the adoption of the reverse stock split by unanimous written consent as it believes the corporate actions are in the best interests of the Company and its stockholders. All share and per share disclosures have been restated retroactively to reflect the reverse stock split.

During February 2010, ECCE issued 35,639 common shares to five of the Preferred B shareholders upon conversion of 192,715 shares of the Series B Preferred stock to common stock.

During February 2010, ECCE cancelled 50,000 shares of stock which were awarded to two vendors for services contracted for in 2008. However, their failure to satisfactorily complete their services to the Company’s satisfaction resulted in the cancellation of the stock. There was no gain or loss realized on the cancellation of these shares.

During February 2010, ECCE awarded 50,000 shares of common stock to be distributed to various consultants and employees. This consisted of 15,000 shares being issued to employees for retention and 35,000 to consultants for various services. The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $0.08 per share.

During May 2010, ECCE awarded 50,000 shares of common stock in connection with a loan covenant of the E. E. Hudson note and also issued Mr. Hudson 45,000 shares for consulting services. The shares were valued at $35,000, using the grant date fair value of ECCE’s trading price of $0.07 per share.

During May 2010, ECCE cancelled 25,000 shares of stock which had previously been awarded for services performed in the first quarter of 2010. The shares were cancelled as other compensation there was no gain or loss on the cancellation of these shares.

On August 13, 2010, ECCE agreed with Samurai Corp. to convert $432,222 of its debt and accrued interest into 432,222 shares of common stock using the stock’s closing price of $1.50 per share.  A loss on settlement of debt of $216,111 was recorded on the transaction.

On August 13, 2010, Sam Skipper, a major shareholder in ECCE, converted 100,000 shares Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.  The Preferred A stock was the supervoting preferred stock.

On August 24, 2010, ECCE issued 120,000 shares as payment due on 2009 employment retention bonuses.  The valuation of the award was $12,000 based on ECCE’s stock trading price of $0.10 per share.

On September 3, 2010, ECCE agreed with Rick Bobigian to convert $322,925 of debt and accrued interest into 325,055 shares of common stock using the stock’s closing price of $0.90 per share.  A gain on settlement of debt of $238,411 was recorded on the transaction.

On September 23, 2010, ECCE agreed with Shelby Engineering to convert $35,712 of debt and accrued interest into 39,680 shares of common stock using the stock’s closing price of $0.26 per share.  A gain on settlement of debt of $25,395 was recorded on the transaction.

On October 21, 2010 the remaining 30,000 shares of Preferred Series C stock along with accrued dividends were converted into 3,605 shares of common stock.

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

EAGLE FORD OIL & GAS CORP.

Date: November 15, 2010	By:	/s Rick Adams
Rick Adams
Title: President and CEO

Date: November 15, 2010	By:	/s/ Imran Maniar
Imran Maniar
Title: CFO