Form 10-K
period 2010-12-31
Eagle Ford Oil & Gas Corp
filed 2011-04-15
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File No. 000-51656

EAGLE FORD OIL & GAS CORP.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure if delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

The number of outstanding shares of common stock, as of April 15, 2011, was 3,006,418.

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,127,409 based on the closing sale price of $0.70 on such date as reported on the Over-the Counter Bulletin Board.

FORWARD LOOKING STATEMENTS

The statements included or incorporated by reference in this Annual Report of Eagle Ford Oil & Gas Corp. (“ECCE” or “Company”), other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

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

OUR OPERATIONS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,300 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000.  The Dena Forehand #2H and the Kellam#2H were drilled and completed during November and December 2010.  Production began on these properties during November and December 2010 respectively.  However, full production will not be available until the operator connects to a larger pipeline in April 2011.  Eagle Ford Oil & Gas will continue to participate in the drilling of additional wells in this lease and anticipates a total of 14 wells will be drilled over the next 48 months. Eagle Ford will need to obtain additional capital to meet any future drilling in this field.  There is no assurance that the Company will be able to raise those funds and ECCE has no estimated costs or timeframe for the drilling of these additional wells.  Should the first two wells not show the anticipated economic results, the Company is under no obligation to continue its investment in the property.

During 2010, ECCE attempted to rework Well 502 at the Wilson Field property.  The attempt was not successful.  ECCE spent $119,165 on the attempt and capitalized $52,165 of that amount.   In January 2010, ECCE also incurred expenses of $42,334 in the plugging of an abandoned well on the property.  Subsequent to the failure to rework Well 502, ECCE made the determination to sell the Wilson Field properties to focus our efforts on properties in the Eagle Ford Shale region. After an examination of results from surrounding wells, ECCE determined that the Wilson Field property was impaired and had a net realizable value of $88,177 based on the liabilities assumed by the buyer on the sale of the Wilson Properties in August 2010.  This resulted in an impairment charge of $769,743 during the year ended December 31, 2010.

On August 13, 2010, ECCE sold its properties in the Wilson Field, Nueces County, Texas to Samurai Corp for the assumption of liabilities of $88,177.  Samurai Corp. is an affiliated company, owned by Sam Skipper, who was the Vice-Chairman of the Board of Eagle Ford Oil & Gas Corp at the time of the sale.

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate and was due in full on September 30, 2009 and remains unpaid pending negotiations for revised payment terms.  The mortgage is secured by the Pipeline assets.  The pipeline services oil and gas properties owned by Samurai Corp, a company affiliated with our former CEO.

We plan to target additional exploration and developmental properties for acquisition in the Eagle Ford Shale region of Texas. Our ability to complete any acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms that are acceptable to us.

OIL AND GAS PROPERTIES

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000.  The Dena Forehand #2H and the Kellam#2H were drilled and completed, and production began, during November and December 2010.  Eagle Ford Oil & Gas will continue to participate in the drilling of additional wells in this lease and anticipates a total of 14 wells will be drilled over the next 48 months. Eagle Ford will need to obtain additional capital to meet any future drilling in this field.  There is no assurance that the Company will be able to raise those funds and ECCE has no estimated costs or timeframe for the drilling of these additional wells.  If the first two wells do not show the anticipated economic results, the Company is under no obligation to continue its investment in the property.

OHIO PIPELINE

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.   The mortgage was due on September 30, 2010, at which time, the entire unpaid balance of principal and accrued interest was to have been paid.  The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, an affiliated company owned by Sam Skipper.  Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company.  Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

A review of the pipeline valuation was performed by management.  This was necessary as the asset was not an income producing asset during 2010.  A comparison of replacement cost, comparable market value and comparable earnings potential to other pipelines, showed that the expected realizable value of the asset at December 31, 2009 was $100,000. An impairment charge of $900,000 was recorded during the year ended December 31, 2009.

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender.

COMPETITION

We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business for much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  The Company is also affected by competition for drilling rigs and the availability of related equipment.  In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and has caused significant price increases.  The Company is unable to predict when, or if, such shortages may occur or how they would affect the drilling programs in the Company participates.

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

In accordance with customary industry practices, the Company maintains insurance against some, but not all, potential losses.  The Company does not obtain separate insurance on non-operated properties in which it holds and interest and such properties may not be insured.  The Company cannot provide assurance that any insurance it obtains will be adequate to cover any losses or liabilities.  In addition, pollution and environmental risks generally are not fully insurable.  The occurrence of an event not fully covered by insurance could have a material adverse effect on the Company’s financial position and results of operations.

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

EMPLOYEES

On July 23, 2010, Jesse Q. Ozbolt resigned from his position as Chairman of the Board of Directors and President of Eagle Ford Oil & Gas Corp.

On July 23, 2010, Sam Skipper was appointed as Chairman of the Eagle Ford Oil & Gas Corp. Board of Directors. On August 16, 2010, Sam Skipper resigned as chairman and Richard Adams was appointed.  Mr. Skipper remained on the Board as Vice-Chairman until November 15, 2010.

On July 23, 2010, N. Wilson Thomas resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp. Mr. Thomas remained with the Company as Controller and returned to the position as Chief Financial Officer on February 14, 2011.

On July 26, 2010, Rick Adams was appointed as President and Chief Executive Officer of Eagle Ford Oil & Gas Corp. Mr. Adams has over 15 years experience in the Oil and Gas Finance Markets. He was a Principal at BullFrog Capital where he negotiated oil and gas transactions for up to $350 Million. Prior to forming Bullfrog Capital in 2002, Mr. Adams spent eight years in the oil and gas finance markets with The Williams Companies and Aquila Energy Capital. During that time, Mr. Adams invested over $900 million through 35 transactions. These transactions included volumetric production payments, mezzanine debt, equity investments and securitizations. Mr. Adams holds a BBA in economics and statistics from Baylor University and an MBA in finance from the University of Saint Thomas.

On July 26, 2010, Imran Maniar, CPA was appointed as Chief Financial Officer and to the Board of Directors of Eagle Ford Oil & Gas Corp and served until February 14, 2011 when he resigned from ECCE.

Richard A. Bobigian joined the Board of Directors on November 24, 2010. Mr. Bobigian is the President and Chief Executive of Marshfield Oil and Gas Corp.  Marshfield is involved in the development of oil and gas exploration in the State of Texas, and was formed in January 2008.  Mr. Bobigian is also the President and Chief Executive of The Black Pool Energy Group, LLC, and the general partner of Black Pool Energy LP.  Black Pool Energy was formed in January 2005.  Prior to forming The Black Pool Energy Group, Mr. Bobigian managed most of the business functions of Osprey Petroleum Company.  Beginning in October 1999, Osprey Petroleum was engaged in oil and gas development along the Texas Shelf area of the Gulf Coast.  Prior to that, Mr. Bobigian was engaged in the oil and gas business using various special purpose entities to invest in both upstream and midstream assets.  Mr. Bobigian earned a Bachelor of Science degree in Geologic Engineering from the Colorado School of Mines, and is currently a resident of Houston, Texas.  Mr. Bobigian is a long time shareholder of Eagle Ford Oil and Gas Corp.

ORGANIZATIONAL HISTORY

We were incorporated under the laws of the State of Utah in 1989 under the name “Bluefield Enterprises Inc.” During July 1992, we merged with Optical Express Inc. wherein our name was changed to “Optical Express Inc.” During August 1993, we then merged with The AppleTree Companies, Inc., whereby we were reincorporated as a Delaware corporation and the operating subsidiary of The AppleTree Company, Inc. and our name was changed to J R Bassett Optical Inc. During April 1997, The AppleTree Companies, Inc. filed chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Virginia. The U.S. Bankruptcy Court subsequently approved the sale of 28,367,500 shares of J R Bassett Optical Inc. owned by record by The AppleTree Companies, Inc. to Robert E. Williams.

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

For the year ended December 31, 2010, the Company had revenues of $78,301.  During this period, the Company had a net loss of $1,639,044.  There can be no assurance that the Company will generate positive cash flow from operations or have net income from operations in 2011 or thereafter.

If we are not able to raise additional funds or generate positive cash flows, we may not be able to continue as a going concern.

We have experienced losses and negative cash flows from operations since our inception. These conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity, or to sell or merge the company. There can be no assurance that we will ever be able to generate positive cash flow from operations.

We will need additional capital in 2011 to implement our business plan and meet our financial obligations.

At December 31, 2010, we had a working capital deficit of $2,652,106.  We will need to raise additional capital during 2011 to fund general corporate working capital needs.  Additionally, as of April 15, 2011, the Company has not paid principal and accrued interest on past due notes payable totaling of $2,049,039.  ECCE owes $545,000 to the convertible bond owners, with a due date of July 26, 2011, and accrued interest of $28,504 which is to paid in common stock at $0.90 per share  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

We will need to obtain additional financing to complete further exploration.

A substantial portion of our proved oil and gas reserves are undeveloped.  At December 31, 2010, we estimated that we would require a total of $487,649 of development costs to recover $322,044 of discounted pretax cash flows from our reserves.

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

Production of oil and gas resources if found are dependent on numerous operational uncertainties specific to the area of the resource that affects its profitability.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Rick Adams, our President, and N. Wilson Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 3,006,418 shares of common stock issued and outstanding, and 303,936 of our Series D convertible preferred stock (“Series D Preferred Stock”).  Each share of our preferred stock is convertible into one share of our common stock. As of the date of this Annual Report, there are 3,006,418 outstanding shares of our common stock and 303,936 outstanding shares of our preferred stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.  In the event that any of the convertible preferred shares of stock are converted into shares of common stock, such shares may be available for immediate resale which could have an adverse effect on the price of our common stock.

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

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. We have also issued preferred stock classes A, B, C and D, although only the Class D is still outstanding. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

None.

ITEM 2.	DESCRIPTION OF PROPERTY

ECCE moved to 3315 Marquart Street., Suite 206, Houston, Texas  77027 during 2007, and expanded its office space from about 2,000 sq. ft. to 9,750 sq. ft. during 2008.  ECCE entered into a new lease agreement through December 31, 2014.  The rent for 2010 was negotiated for $18.00 per square foot, or $14,625 per month.  However, due to market conditions, the monthly rent was reduced to $4,800 per month for 2010 and 2011.  Our landlord is Marquart St. LLC, a company owned by Rick Bobigian, who is a Director of the Company.

Our principal assets are oil and gas properties, principally a 1% working interest in oil and gas producing properties located in Live Oak County, Texas.

ITEM 3.	LEGAL PROCEEDINGS

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  The County has taken legal proceedings to collect those taxes and has placed tax liens on the property.  In the sale of the Wilson Field property to Samurai Corp., ECCE agreed to pay the property taxes for 2007, 2008 and 2009, while Samurai Corp assumed the liability for 2010 property taxes.  ECCE has reduced the outstanding balance from $68,679 to $34,468 as of December 31, 2010.

ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for a $10,000 payment during the third quarter of 2009 and 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also called for full payment to be made during 2010. Total settlement expense of $65,600 was recorded as of December 31, 2009.  The final payment on this settlement was made in January 2011 by Sam Skipper, and the Company was released from the lien.  The $30,000 remaining from the December 31, 2009 reserve for settlement account was recorded as other income for the year ended December 31, 2010.

On February 28, 2010 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender, although discussions continue.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid	Low Bid
December 31, 2010	$2.45	$0.10
September 30, 2010	$1.50	$0.07
June 30, 2010	$1.50	$0.06
March 31, 2010	$0.19	$0.05
December 31, 2009	$0.45	$0.06
September 30, 2009	$0.55	$0.10
June 30, 2009	$0.66	$0.11
March 31, 2009	$1.25	$0.08

As of April 15, 2011, we had 200 shareholders of record.

DIVIDEND POLICY

No dividends have ever been declared by the board of directors on our common stock. We do not intend to pay cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we have one equity compensation plan titled the 2005 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Awards Plan (the “Plan”).  On December 14, 2005, our board of directors approved and adopted the Plan. The Plan provides for the issuance of 100,000 shares of common stock.  As of the date of this Annual Report, we have not granted any options under the Plan or any plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal years ended December 31, 2010 and 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.  The issuances of these equity securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.  Unless otherwise noted, no sales commissions were paid.

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

During February 2010, ECCE issued 35,639 common shares to five of the Preferred B shareholders upon conversion of 192,724 shares of the Series B Preferred stock and accrued dividends to common stock.

During February 2010, ECCE cancelled 50,000 shares of stock which were awarded to two vendors for services contracted for in 2008. However, their failure to satisfactorily complete their services to the Company’s satisfaction resulted in the cancellation of the stock. There was no gain or loss realized on the cancellation of these shares.

During February 2010, ECCE awarded 50,000 shares of common stock to be distributed to various consultants and employees. This consisted of 15,000 shares being issued to employees for retention and 35,000 to consultants for various services. The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $0.80 per share.

During May 2010, ECCE awarded 50,000 shares of common stock to E. E. Hudson for consulting services. The shares were valued at $35,000, using the grant date fair value of ECCE’s trading price of $0.70 per share.

During May 2010, ECCE cancelled 25,000 shares of stock which had previously been awarded for services contracted for in the first quarter of 2010 that were not performed. There was no gain or loss on the cancellation of these shares.

On August 13, 2010, ECCE agreed with Samurai Corp. to convert $414,722 of its debt and accrued interest into 432,222 shares of common stock.  Based on the stock’s closing price of $1.50 per share, a loss on settlement of debt of $233,611 was recorded on the transaction.

On August 13, 2010, Sam Skipper, a major shareholder in ECCE, converted 100,000 shares Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.  The Preferred A stock had provisions providing super voting rights to certain corporate actions.  All Series A Preferred stock has been retired and no other series of stock contains super voting rights.

On August 24, 2010, ECCE issued 120,000 common shares as payment due on 2009 employment retention bonuses.  The valuation of the award was $12,000 based on ECCE’s stock trading price of $0.10 per share and was recorded as expense in 2010 on the date of the grant.

On September 3, 2010, Rick Bobigian agreed to convert $322,925 of debt and accrued interest into 325,055 shares of common stock.  Based on the stock’s closing price of $0.26 per share, a gain on settlement of debt of $238,411 was recorded on the transaction.

On September 23, 2010, ECCE agreed with Shelby Engineering to convert $35,712 of debt and accrued interest into 39,680 shares of common stock.  Based on the stock’s closing price of $0.26 per share, a gain on settlement of debt of $25,395 was recorded on the transaction.

On October 7, 2010 the remaining 434,078 shares of Preferred Series B stock along with accrued dividends were converted into 53,826 shares of common stock.

On October 21, 2010 the remaining 30,000 shares of Preferred Series C stock along with accrued dividends were converted into 3,605 shares of common stock.

On December 14, 2010, ECCE issued 44,444 to Apollo Global Advisors, LLC as a one-time non-refundable fee for entering into an consulting agreement to seek financing.  The shares were valued at $4,444, using the grant date fair value of ECCE’s trading price of $0.10 per share.

On January 13, 2011, Richard Bobigian, a Director of ECCE, purchased 277,000 shares of restricted common stock for $100,000 to provide working capital.

The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were issued in a privately negotiated transaction with persons with whom we had prior material business relations and were restricted from resale.

Preferred Stock

There was no preferred stock issued during the years ended December 31, 2010 and 2009.

Description of Our Preferred Stock

In addition to our common stock, we are authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001.  As of the date of this Annual Report, we have 303,936 shares issued and outstanding of our Series D Preferred Stock.  All outstanding Series A, B and C shares were converted to common shares during the year ended December 31, 2010.

Series D Preferred Stock

The terms of the Series D Preferred Stock, with an initial value of $5.00 per share, which was adjusted to $50.00 with the reverse stock split in 2010, prohibit the issuance of any series of stock having rights senior to or ranking on parity with the Series D Preferred Stock without the approval of the holders of 2/3’s of the outstanding Series D Preferred Stock. The holders of the outstanding shares of Series D Preferred Stock shall be entitled to receive in preference to the holders of any other shares of capital stock of the Company, cumulative dividends whether or not declared, and accruing from issuance at a per share amount equal to 8% per annum of the initial value. Additionally, upon occurrence of our liquidation, dissolution or winding up, the holder of shares of Series D Preferred Stock will be entitled to receive, before any distribution of assets is made to holders of any other shares of capital stock , but only after all distributions to holders of Series D Preferred Stock have been made in an amount per share of Series D Preferred Stock equal to 100% of the initial value plus the amount of any accrued but unpaid dividends due for each share of Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into fully paid and nonassessable shares of our common stock determined by dividing the initial value of the Series D Preferred Stock plus the amount of accrued and unpaid dividends due thereon by the conversion price.  The initial conversion price was $5.00, and is subject to adjustment.  The reverse split of our common stock in 2010 resulted in the conversion price being adjusted to $50.00 per share.

The following table provides a summary of the potential dilution of common stock should our Series D Preferred Stock be converted to common stock.  These valuations are as of December 31, 2010, and assume a conversion of one share of preferred for one share of common at the designated valuation price of $50.00 per share, resulting from the revaluation of our 10 to 1 reverse split during 2010.

	Preferred	Preferred	Accrued	Conversion	Conversion	Number of Common Shares
	Shares	Shares @$5.00	Dividends	Valuation	Price	Issued upon Conversion

Series D	303,936	$1,519,680	$364,723	$1,884,403	$50.00	37,688

Total Shares	303,936	$1,519,680	$364,723	$1,884,403		37,688

Warrants

In  March 2008, and in September 2008, we issued a warrant to a third party to acquire up to 30,000 and 5,000 shares of common stock at an exercise price of $1.00 per share, with 30,000 shares expiring on March 19, 2010, and 5,000 shares expiring on September 30, 2010, as additional consideration in connection with a debt financing.  The warrant for 30,000 shares expired during March, 2010, and the remaining 5,000 shares expired in September, 2010.  At December 31, 2010 and 2009 warrants outstanding were 0 and 35,000, respectively.

ITEM 6.                      SELECTED FINANCIAL DATA

Not required.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2010 and 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATIONS

We have incurred recurring losses to date. We are exploring the possible sale or merger of the Company. If we do not sell or merge the Company, then over the next twelve months, our strategy is to grow our asset base by acquiring producing properties and investing in working interests in non-operated properties. In addition, we plan to use innovative and sound engineering principles to enhance existing production. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Our net loss applicable to common stockholders for 2010 was $1,909,478 or $0.96 per share compared to a net loss of $13,071,593 or $11.18 per share for the year ended 2009 (a decrease of $11,162,115). The net loss was $1,639,044, compared to $12,339,179 in 2009.  The decrease in net loss is primarily attributable to the $9,969,383 impairment of oil and gas properties in 2009.

During 2010, we generated revenue of $78,301 compared to revenue of $113,006 during 2009 (a decrease of $34,705). The decrease in revenues during 2010 compared to 2009 was attributable to a decline in total production sales from 5,757 barrels oil equivalent (“BOE”) in 2009 to 3,742 BOE in 2010, resulting from depletion and the sale of the Wilson Properties.

During 2010, we incurred operating expenses of $1,407,373 compared to $12,341,623 incurred during 2009 (a decrease of $10,854,195). These operating expenses incurred during fiscal year ended December 31, 2010 consisted of: (i) General and administrative expenses of $495,749 (2009: $1,840,292); (ii) Depreciation and depletion of $27,652 (2009: $153,990); (iii) Impairment expense of $769,743 (2009: $9,969,383); (iv) Lease operating expenses of $106,449 (2009: $145,432); and (v) Loss on disposal of property of $7,780.

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during 2010 decreased, primarily due to the reduction of consulting fees of $174,760 of cash-based payments and $759,174 paid with common stock related to development of oil and gas properties.  The Company continued to use common stock in payment of certain expense items in order to conserve cash.  The value of the common stock as represented on the financial statement greatly exceeded the actual market value of the services.  This was because of the lack of liquidity in ECCE common stock, vendors demanded additional stock than that represented by the quoted stock price.  General and administrative expenses generally include corporate overhead, financial and administrative contract services, marketing, and consulting costs.

Depreciation and depletion of oil and gas properties decreased during 2010 primarily due to the decline in gas production (8,646 mcf) and a small increase in oil (4 bbl) production from our Wilson properties, and as a result of the sale of that field.  Production in the Live Oak County property began during the quarter ending December 31, 2010.

Our lease operating expenses decreased during fiscal year ended December 31, 2010.  During 2009, we incurred significant costs related to environmental projects in the Wilson field.  We did not have as significant an amount to pay during fiscal 2010, with most of the cleanup ending during the first quarter and none after the subsequent sale in August 2010.

Interest expense of $368,758 (2009: $166,352) increased by $202,406 during 2010 due to the increased debt resulting from the short-term obligations incurred in 2010 and 2009 for the purchase of our oil and gas properties, as well as debt incurred to finance working capital activities.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Data

At December 31, 2010, our current assets were $58,022 and our current liabilities were $2,710,128, which resulted in a working capital deficiency of $2,652,106.  At December 31, 2010, current liabilities were comprised of: (i) $132,592 in accounts payable-trade (ii) $19,037 in accounts payable to related parties (iii) $456,171 in accrued expenses (iv) $29,347 in accrued liabilities to related parties (v) $1,549,578 in short-term debt (vi) $142,000 of current maturities of long term debt (vii) $35,077 in short-term debt to related parties and (viii) $346,326 of convertible debt, net of discount of $198,674.

At December 31, 2010, our total assets were $342,625 comprised of: (i) $14 in cash, (ii)  a receivable for oil and gas sales of $7,829 from a related party and (iii) $25,958 in deferred financing cost (iv) $24,221 in prepaid insurance (v) $260,601 in oil and gas properties and equipment and a $100,000 in pipeline assets, less accumulated depletion and depreciation of $75,998. The decrease of $526,667 in total assets during the year ended December 31, 2010 from the year ended December 31, 2009 of $864,501 was primarily due to the disposition of the Wilson Field property.

At December 31, 2010, our total liabilities were $2,937,570, comprised of: (i) $2,710,128 in current liabilities and (ii) $227,442 in long term debt and asset retirement obligations. The decrease in total liabilities of $55,564 during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the reduction in ARO and other liabilities related to the sale of the Wilson field, and the conversion of debt to common stock which were partially offset by additional debt.

Stockholders’ deficit increased from $2,123,842 for the year ended December 31, 2009 to $2,594,945 for year ended December 31, 2010 due to the current year loss, resulting primarily from the impairment of oil and gas properties.

Cash Flows from Operating Activities

The increase in net cash flows used in operating activities for the year ended December 31, 2010 to $447,177, (2009: $443,908) was primarily the result of the decrease in cash flows from field operations and uses of working capital for workovers on the Wilson properties.  The continued decline of production from the Wilson Field reduced our operating revenue to only $70,422 for the year.

Cash Flows from Investing Activities

The change in cash flows from investing activities represents the capitalized portion of the work on Wilson Field Well 502 that was ultimately impaired in 2010.  Also, ECCE purchased for $250,000, a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas.  In an attempt to repair the Wilson Properties, ECCE spent $52,165 on a rework of one of the non-producing wells and subsequently impaired the property.  A payment to settle asset retirement obligations was made for $42,334, and ECCE purchased office equipment for $4,600.

During the year ending December 31, 2009, ECCE sold the Bateman Lake Property and received $775,000. ECCE also spent $35,586 in oil and gas property development during that year.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and debt instruments. We received (i) net proceeds of $500,500 from four lenders from the issuance of our convertible debt after paying financing costs of $44,500, (ii) $267,000 from the issuance of notes payable to third parties and  (iii) $59,077 from the issuance of notes payable to related parties during the year ending December 31, 2010. During the year ending December 31, 2009, we obtained (i) $117,176 from the issuance of short term debt, (ii) $55,420 from the issuance of short term debt to related parties and (iii) $20,000 from the issuance of common stock.

During the year ending December 31, 2010 ECCE made payments of $30,500 on short term debt, compared to payments of $494,563 during 2009.

We expect that working capital requirements will continue to be funded through a combination of our future revenues we expect to generate on the Live Oak properties, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Since inception, our working capital needs have been met through operating activities and from financings and loans from related entities.  ECCE does not anticipate future funds being available from related entities.  We anticipate that additional financings and loans will be required to sustain operations and acquire development properties in the future.

There can be no assurance that the Company will be successful in raising the required capital or that related parties will continue to advance funds to the Company.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations and result in the failure of our business.
.
WORKING CAPITAL NEEDS

At December 31, 2010, we had a working capital deficit of $2,652,106.  We will need to raise additional capital during 2011 to develop the oil and gas properties and fund general corporate working capital needs.  ECCE has notes payable of $2,049,039, including accrued interest, that were past due as of December 31, 2010, notes payable of (i) $217,000 that came due prior to April 1, 2011 and (ii) convertible debentures of $545,000 that are payable in July 2011, and a $227,131 note that is due January 2012.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

MATERIAL COMMITMENTS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	1		227,131	-	-
Convertible Bonds	5	545,000	-	-	-
MJ Pipeline judgment	1	1,000,000	-	-	-
Short Term Notes	15	714,655	-	-	-
Asset Retirement Obligations	1	-	-	-	311
Total		2,259,655	227,131	-	311

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

ITEM8.	FINANCIAL STATEMENTS

The Company’s consolidated financial statements and footnotes are set forth on pages F-1 through F-19.

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Changes in Shareholders’Equity (Deficit) for the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F-6 to 7

Notes to Consolidated Financial Statements	F-8 to 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eagle Ford Oil and Gas Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Eagle Ford Oil and Gas Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of Eagle Ford Oil and Gas Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Ford Oil and Gas Corp. and subsidiaries, as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas

April 15, 2011

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14	$213
Accounts receivable oil and gas sales - related party	7,829	-
Deferred financing cost	25,958	-
Prepaid expenses	24,221	-
Total current assets	58,022	213

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	250,303	1,110,488
Pipeline transmission properties	100,000	100,000
Equipment	10,298	18,764
Less accumulated depreciation and depletion	(75,998)	(360,173)
Total property and equipment	284,603	869,079

TOTAL ASSETS	$342,625	$869,292

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$132,592	$137,173
Accounts payable - related parties	19,037	-
Accrued expenses	456,171	305,692
Accrued expenses - related parties	29,347
Short-term debt	1,549,578	1,445,754
Short-term debt - related parties	35,077	-
Current maturities of long-term debt	142,000	-
Convertible debentures, net of debt discount of $198,674 and $0, respectively	346,326	-
Total current liabilities	2,710,128	1,888,619

LONG-TERM LIABILITIES
Long term debt, less current maturities	227,131	227,131
Long term debt - related parties	-	775,836
Asset retirement obligations	311	101,548
TOTAL LIABILITIES	2,937,570	2,993,134

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized:
Series A, $0.001 par value; 0 and100,000 issued and outstanding, respectively	-	100
Series B, $0.001 par value; 0 and 627,000 issued and outstanding, respectively	-	627
Series C, $0.001 par value; 0 and 30,000 issued and outstanding, respectively	-	30
Series D, $0.001 par value; 303,936 issued and outstanding	304	304
Common stock, $0.001 par value; 75,000,000 shares authorized;2,729,418 and 1,549,947 shares issued and outstanding, respectively	2,729	1,550
Additional paid-in-capital	14,698,443	12,729,630
Accumulated deficit	(17,296,421)	(14,856,083)
Total shareholders’ deficit	(2,594,945)	(2,123,842)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$342,625	$869,292

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009

REVENUE	$78,301	$113,006

OPERATING EXPENSES
Lease operating expenses	106,449	145,432
General and administrative expenses	495,749	1,840,292
Depreciation, depletion and accretion	27,652	153,990
Impairment of oil and gas property	769,743	9,969,383
Loss on disposal of property	7,780	232,526
Total operating expenses	1,407,373	12,341,623

Net operating loss	(1,329,072)	(12,228,617)

OTHER INCOME (EXPENSE)
Interest expense	(368,758)	(166,352)
Gain on settlement of liens	-	121,390
Gain on settlement of debt converted to common stock	28,786	-
Gain (loss) on ECCO Biofuels settlement	30,000	(65,600)
Total other expense	(309,972)	(110,562)

Net loss	(1,639,044)	(12,339,179)

Dividends applicable to preferred stock	(270,434)	(732,414)

Net loss attributable to common shareholders	$(1,909,478)	$(13,071,593)

Basic and diluted net loss per share	$(0.96)	$(11.18)

Weighted average shares outstanding – basic and diluted	1,984,913	1,103,272

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

Balances, December 31, 2008	2,063,936	$2,064	942,496	$943	$10,882,203	$(1,884,778)	$9,000,432

Common shares issued for cash	-	-	20,000	20	19,980	-	20,000

Common shares issued for services	-	-	399,500	400	1,046,910	-	1,047,310

Common shares issued for accounts payable	-	-	15,000	15	47,580	-	47,595

Preferred C conversion to common shares	(630,000)	(630)	63,000	63	567	-	-

Preferred B conversion to common shares	(373,207)	(373)	37,321	37	336	-	-

Common stock issued for preferred dividends conversion	-	-	72,630	72	732,054	-	732,126

Distributed dividends	-	-	-	-	-	(632,126)	(632,126)

Net loss	-	-	-	-	-	(12,339,179)	(12,339,179)

Balances, December 31, 2009	1,060,729	1,061	1,549,947	1,550	12,729,630	(14,856,083)	(2,123,842)

Cancellation of shares	-	-	(75,000)	(75)	75	-	-

Common shares issued for services	-	-	264,444	264	91,181	-	91,445

Preferred A conversion to common shares	(100,000)	(100)	100,000	100	-	-	-

Preferred B conversion to common shares	(626,793)	(627)	72,057	72	555	-	-

Preferred C conversion to common shares	(30,000)	(30)	3,545	4	26	-	-

Common stock issued for preferred dividends conversion			17,468	17	801,277	(801,294)	-

Common stock issued to settle debt and accrued interest	-	-	796,957	797	742,367	-	743,164

Discount on convertible debt	-	-	-	-	333,332	-	333,332

Net loss	-	-	-	-	-	(1,639,044)	(1,639,044)

Balances, December 31, 2010	303,936	$304	2,729,418	$2,729	$14,698,443	$(17,296,421)	$(2,594,945)

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,639,044)	$(12,339,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	27,652	153,990
Amortization of debt discount	134,658	-
Amortization of deferred financing cost	18,542	-
Stock issued for services	91,445	1,047,310
Impairment of oil and gas properties	769,743	9,969,383
Loss on sale of property	7,780	232,256
Gain on settlement of liabilities	(34,286)	(121,390)
Bad debt expense	-	15,000
Changes in operating assets and liabilities:
Accounts receivable	(7,829)	(15,000)
Accounts receivable – related party	(69,727)	-
Prepaid expenses	10,860	34,499
Accounts payable – trade	(4,581)	47,475
Accounts payable – related parties	19,037	341,843
Accrued liabilities	193,726	189,635
Accrued liabilities– related parties	29,347	-
Net cash used in operating activities	(447,177)	(443,908)
Cash flows from investing activities:
Purchase of oil and gas properties	(250,000)	-
Capital expenditures for oil and gas properties	(52,165)	(35,586)
Proceeds from sale of assets	-	775,000
Payment to settle asset retirement obligations	(42,334)	-
Purchase of office equipment	(4,600)	-
Net cash provided by (used in) investing activities	(349,099)	739,414
Cash flows from financing activities:
Proceeds from sale of common stock	-	20,000
Proceeds from refund of cancelled insurance premiums financing	-	5,841
Proceeds from issuance of convertible debt, net of financing costs	500,500	-
Proceeds from issuance of short term debt	267,000	117,176
Proceeds from short term debt – related party	59,077	55,420
Payments made on short term debt – related party	(30,500)	(486,563)
Payments made on short term debt	-	(8,000)
Net cash provided by (used in) financing activities	796,077	(296,126)
Net change in cash and cash equivalents	(199)	(620)
Cash and cash equivalents, at beginning of period	213	833
Cash and cash equivalents, at end of period	$14	$213
Supplemental cash flow information:
Interest paid	$-	$202
Income taxes paid	$-	$-

See summary of significant accounting policies and notes to consolidated financial statements

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended
	December 31,
	2010	2009

Non-cash investing and financial activities:
Reclassification of assets held for sale	$-	$5,636,739
Reclassification of liabilities associated with assets held for sale	$-	$898,864
Accounts payable accrued for plugging and abandonment costs	$-	$22,587
Note payable issued for related party accounts payable	$-	$809,252
Prepaid insurance premium financed	$35,081	$44,866
Assumption (disposition) of Bateman Lake liens	$-	$(232,256)
Change in asset retirement obligation	$303	$-
Liabilities assumed on sale of oil and gas property	$88,177	$190,470
Note payable issued for prepaid insurance premiums	$-	$6,925
Shares issued for accounts payable	$-	$136,327
Cancellation of common shares	$75	$-
Preferred shares converted to common shares	$757	$1,003
Common shares issued for preferred stock dividends	$801,294	$732,126
Common shares issued for accounts payable	$-	$47,595
Common shares issued to settle debt and accrued interest	$743,164	$-
Discount on convertible debt	$333,332	$-

See summary of significant accounting policies and notes to consolidated financial statements

EAGLE FORD OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Eagle Ford Oil and Gas Corp. (“ECCE”) is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas Gulf Coast Region. ECCE’s strategy is to grow its asset base by purchasing producing assets at a discount to reserve value, increasing the production rate of reserves, and converting proved undeveloped and developed non-producing reserves to proved developed producing reserves. ECCE also intends to develop its existing Live Oak County property.

Consolidation

The accompanying consolidated financial statements include all accounts of ECCE. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Significant estimates include those with respect to the amount of recoverable oil and gas reserves, the fair value of financial instruments, oil and gas depletion, asset retirement obligations and stock-based compensation.

Reclassifications

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $5.71 and $5.91 per barrel oil equivalent for the years ended December 31, 2010 and 2009, respectively.

In applying the full cost method, ECCE performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. Impairment costs of $769,743 and $9,969,383 were recorded during the years ended December 31, 2010 and 2009, respectively.

Revenue and Cost Recognition

ECCE recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2010 or 2009. Costs associated with production are expensed in the period incurred.

Concentrations

Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2010, 100% of oil and gas revenues were attributable to two customers and in 2009, 100% of oil and gas revenues were attributable to one customer. ECCE performs ongoing credit evaluations of its customers and, generally, requires no collateral. ECCE is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables.

Income Taxes

ECCE is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized. Interest and penalties associated with income taxes are included in selling, general and administrative expense.

ECCE has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2010, the Company had not recorded any tax benefits from uncertain tax positions.

Loss per Share

Pursuant to FASB ASC Topic 260, Earnings Per Share, basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method and conversion of preferred shares. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the year ended December 31, 2010, ECCE had preferred series D shares convertible into 37,688 shares of common stock that were excluded from the calculation of diluted net loss per share because they were anti-dilutive.  For the year ended December 31, 2009, ECCE had 35,000 warrants to purchase common stock and preferred series A, B, and C shares convertible into 1,139,840 common shares that were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Stock-based Compensation

ECCE measures the cost of employee services received in exchange for stock based on the grant date fair value of the awards under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ECCE determines the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the date of the share grant.  The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.  As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.  Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital

Subsequent Events

ECCE evaluated events occurring between the end of our fiscal year, December 31, 2010, and April 15, 2011 when the consolidated financial statements were issued.

New Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows..

Other than the pronouncements noted above, ECCE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.           GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred net losses attributable to common shareholders of $1,909,478 and $13,071,593 for 2010 and 2009, respectively. In addition, we had an accumulated deficit of $17,296,421 and a working capital deficit of $2,652,106 as of December 31, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital through purchasing producing wells, and the drilling of additional wells to improve future earnings and cash flow. We are also actively attempting to raise funds through debt and equity transactions, or through a merger. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we do not obtain funding, ECCE will cease operations.

3.           OIL AND GAS PROPERTIES

All of ECCE’s 2010 oil and gas properties are located in the United States.

Costs being amortized at December 31, 2010 are as follows:

Year Incurred	Acquisition Costs	Development Costs	Sale of Properties	Impairment of Properties	Asset Retirement Costs	Total

2007 and prior	$10,982,352	$134,481	$-	$-	$60,522	$11,177,355
2008	237,182	179,287	(261,000)		687,187	842,656
2009	-	-	(255,348)	(9,969,383)	(684,792)	(10,909,523)
2010	250,000	52,165	(392,607)	(707,129)	(62,614)	(860,185)
Total	11,469,534	$365,933	$(908,955)	$(10,676,512)	$303	$250,303

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000.  The Dena Forehand #2H and the Kellam#2H were drilled and completed, and production began during November and December 2010.  Subject to the availability of funds, ECCE will continue to participate in the drilling of additional wells in this lease and anticipates a total of 14 wells will be drilled over the next 48 months.  There is no assurance that the Company will be able to raise those funds.  ECCE has no estimated costs or timeframe for the drilling of these additional wells.  If the first two wells do not show the anticipated economic results, the Company is under no obligation to continue its investment in the property.

WILSON PROPERTIES

During 2010, ECCE attempted to rework Well 502 at the Wilson Field property.  The attempt was not successful.  ECCE spent $119,165 on the attempt and capitalized $52,165 of that amount.  In January 2010, ECCE also incurred expenses of $42,334 in the plugging of an abandoned well on the property.  Subsequent to the failure to rework Well 502, ECCE made the determination to sell the Wilson Field properties to focus our efforts on properties in the Eagle Ford Shale region. After an examination of results from surrounding wells, ECCE determined that the Wilson Field property was impaired and had a net realizable value of $88,177 based on the liabilities assumed by the buyer on the sale of the Wilson Properties in August 2010.  This resulted in an impairment charge of $769,743 during the year ended December 31, 2010.

On August 13, 2010, ECCE sold its properties in the Wilson Field, Nueces County, Texas to Samurai Corp for the assumption of liabilities of $88,177.  Samurai Corp. is an affiliated company, owned by Sam Skipper, who was the Vice-Chairman of the Board of Eagle Ford Oil & Gas Corp at the time of the sale.

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

A review of the pipeline valuation was performed by management.  This was necessary as the asset was not an income producing asset during 2009.  A comparison of replacement cost, comparable market value and comparable earnings potential to other pipelines, shows that the expected realizable value of the asset at December 31, 2010 was $100,000. An impairment charge of $900,000 was recorded during the year ended December 31, 2009.

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2010 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   ECCE is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, ECCE has not reached a satisfactory agreement with the lender and the note remains in default.

4.           DEBT

Debt – Related Parties

ECCE’s notes payable to related parties consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Promissory note to Rick Bobigian - interest at 8% due January 1, 2012; unsecured	$-	$263,173

Promissory note to Rick Bobigian - interest at 8% due July 1, 2010; unsecured. (5)	25,000	-

Promissory notes to Rick Adams - interest at 6% due February 10, 2011; unsecured. (5)	3,017	-

Promissory notes to Rick Adams - interest at 6% due March 15, 2011; unsecured. (5)	7,060	-

Promissory note to Samurai Corp - interest at 5% due January 1, 2012; unsecured	-	512,663

Less current portion of related party debt	35,077	-

Total related party debt – long term	$-	$775,836

Debt – Non-Related Parties

	December 31, 2010	December 31, 2009
Promissory note - interest of 7% due July 17, 2009; not secured (1)	$-	$12,000

Promissory note - interest of 7% due August 17, 2009; not secured (1)	12,000	12,000

Promissory note - interest of 7% due August 17, 2009; not secured (1)	12,000	12,000

Promissory note - interest of 7% due August 17, 2009; not secured. (1)	12,000	12,000

Promissory note - interest of 7% due August 17, 2009; not secured (1)	12,000	12,000

Promissory note - interest of 7% due September 10, 2009; not secured (1)	6,000	6,000

Promissory note - interest of 7% due September 14, 2009; not secured (1)	12,000	12,000

Promissory note - interest of 7% due September 10, 2009; not secured (1)	6,000	6,000

Promissory note - interest of 12% due June 30, 2009; (3)	328,578	328,578

Pipeline mortgage - interest of 8% due September 30, 2009; secured by pipeline (4)	1,000,000	1,000,000

Promissory note - interest of 7% due October 19, 2009; not secured. (1)	12,000	12,000

Promissory note - interest of 7% due September 10, 2009; not secured (1)	12,000	-

Promissory note - interest of 7% due December 1, 2009; not secured.	-	10,000

Promissory note - interest of 7% due August 12, 2009; not secured	-	9,365

Promissory note - interest of 7% due December 1, 2009; not secured	-	1,811

Promissory notes - interest of 6% due April 1, 2011 (2)	142,000	-

Promissory notes - interest of 5% due October 15, 2010; not secured (2)	50,000	-

Promissory note - interest of 20% due January 1, 2011; not secured (2)	75,000	-

Promissory note - interest of 5% due January 1, 2012; not secured.	227,131	227,131

Less current portion	1,691,578	1,445,754

Total long term debt to non-related parties	227,131	227,131

Total debt	$1,918,709	$1,672,885

(1)
In 2009, ECCE borrowed $96,000 from three different parties for general corporate purposes.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

(2)
In 2010, ECCE borrowed $267,000 from 4 different parties for drilling on the Wilson Field lease and for general corporate purposes.  None of these notes have been repaid and are in default. No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

(3)
ECCE issued 35,000 warrants with the issuance of the note payable.  On March 2010, 30,000 of the warrants expired, and the remaining 5,000 expired in September 2010.  All principal and interest became due June 30, 2009.  This note has not been repaid and is in default. No demand has been made for payment.  ECCE is continuing to accrue interest on this note at the stated rate.  This note was originally secured by the Wilson Field properties.

(4)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   There has been a judgment rendered against ECCE in the amount of the mortgage.  See Note 3. ECCE is in discussions with the lender to restructure the mortgage. ECCE is continuing to accrue interest on these notes at the stated rate.

(5)
ECCE borrowed $35,077 from two related parties for general corporate purposes.  As of the date of this report, all three notes are in default.  No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

5.           CONVERTIBLE DEBENTURES

During August 2010, ECCE began offering convertible debentures for $90,000 per unit of Secured Convertible Debt.  ECCE received gross proceeds of $545,000 from five investors and paid financing fees totaling $44,500.  The financing costs have been recorded as deferred financing cost on the balance sheet and will be amortized over the term of the convertible note.  For the year ended December 31, 2010, $18,542 of the deferred financing cost were amortized to interest expense.  The Secured Convertible Debentures are payable on July 26, 2011, and bear interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each unit.  There have been no shares issued as of the date of the report.  The interest for these debentures are accrued at the 12% rate and included in the accrued expenses.  The Debentures are secured by an investment in three oil and gas producing wells that are to be completed in a 2,300 acre lease in Live Oak County, Texas.  The Debentures are convertible into ECCE restricted common stock at a fixed conversion rate of $0.90 per common share.

At the commitment dates of the Convertible Debentures the embedded conversion features had an intrinsic value of $333,332.  ECCE recorded a debt discount of $333,332.  Amortization of debt discount of $134,658 was recorded as interest expense during the year ended December 31, 2010.  The remaining debt discount balance of $198,674 will be amortized over the remaining life of the debentures.

The following are maturities on all debt and convertible notes for the next five years:

Principal Amount

2011	2,271,655
2012	227,131
2013	-
2014	-
Thereafter	-

Total debt	$2,498,786

6.           RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, ECCE made net payments of $85,472 to Samurai Corp, an affiliated company, for repayment of a prior note and for lease operating expenses related to Samurai Operating Company performing as the operator at the Wilson Field.  These transactions were in addition to an existing note with Samurai Corp. for $512,663.  On August 13, 2010, ECCE agreed with Samurai Corp. to convert $414,722 of its debt and accrued interest into 432,222 shares of common stock using the stock’s closing price of $1.50 per share.  A loss on settlement of debt of $229,520 was recorded on the transaction.

On August 13, 2010, ECCE sold its properties in Wilson County, Texas to Samurai Corp for the assumption of liabilities of $88,177.  Samurai Corp. is an affiliated company, owned by Sam Skipper, the former Vice Chairman of ECCE.

On August 13, 2010, Sam Skipper, a major shareholder in ECCE, converted 100,000 shares of Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.

On September 3, 2010, ECCE agreed with Rick Bobigian to convert $322,925 of debt and accrued interest into 325,055 shares of common stock using the stock’s closing price of $0.90 per share.  A gain on settlement of debt of $238,411 was recorded on the transaction.

On November 11, 2010, Rick Adams, the President of ECCE, loaned the company $3,017 for working capital.

On December 14, 2010 Rick Adams, the President of ECCE, loaned the company $7,060 for working capital.

7.           ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410, “Accounting for Asset Retirement Obligations” ECCE records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. ECCE accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at ECCE's credit-adjusted risk-free interest rate. No market risk premium has been included in ECCE's calculation of the ARO balance.

The following is a description of the changes to the Company's asset retirement obligations for the years ended December 31,

	2010	2009

Asset retirement obligations at beginning of year	$101,548	$747,709

Sale of properties	(61,614)	(713,370)

Purchase of properties	303	-

Abandonment costs incurred	(42,334)	-

Accretion expense	2,400	67,209

Asset retirement obligations at end of year	$303	$101,548

8.            INCOME TAXES

As of December 31, 2010, ECCE had accumulated net operating losses, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforwards has been fully reserved.  The cumulative net operating loss carryforward was $15,410,315 at December 31, 2010, and will expire in the years 2024 through 2030.

At December 31, 2010 and 2009, the deferred tax assets consisted of the following:

	2010	2009
Deferred tax assets
Net operating losses	$5,239,507	$4,409,326
Less: valuation allowance	(5,239,507)	(4,409,326)
Net deferred tax asset	$–	$–

The change in the valuation allowance for the years ended December 31, 2010 and 2009 totaled $830,181 and $3,839,235, respectively.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows as of December 31, 2010 and 2009:

	2010	2009
Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	-	-
Valuation allowance	34.0%	34.0%
Effective tax rate	-	-

9.           SHAREHOLDERS’ EQUITY

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

Preferred Stock

In addition to our common stock, the Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001.  The preferred stock offered additional rights over the common shares which include:

As of December 31, 2010, the Company has 303,936 shares issued and outstanding of Series D Preferred Stock.  All outstanding Series A, B and C shares were converted to common shares during the year ended December 31, 2010.

1.	The shares are entitled to dividends, if and when declared by the Board of Directors.
2.	Special liquidation rights based upon the success of underlying assets (a triggering event), and other conversion features should the Company be acquired.

In the year ending December 31, 2009, ECCE sold or disposed of the assets which were acquired by the issuance of these preferred stocks.  Since the Company no longer owned the assets, it was not possible for the preferred shareholders to obtain the necessary “triggering event” which would have provided funds to pay the accrued dividends and to retire the preferred shares through redemption.  Accordingly, the Board of Directors determined the preferred shares would never be redeemed for cash and there would never be a payment of the accrued dividends.

ECCE determined that it was in the best interest of the preferred shareholders and existing common shareholders to convert the preferred stock to common.  ECCE then attempted to notify all preferred shareholders, however, ECCE was unable to locate five shareholders of the B preferred and one shareholder of the C preferred comprising 434,078Series B Preferred shares and 30,000 Series C Preferred shares.  ECCE believes it has the right to convert these shares to common stock. These shareholders had their shares converted at the designated formula and the shares were sent to the appropriate representative of the shareholders.  If the preferred shareholders should object to the conversion, then the Company could be required to reissue the preferred shares.  The Board of Directors does not anticipate any such event.

As of December 31, 2010, the Company has 303,936 shares issued and outstanding of Series D Preferred Stock.  All outstanding Series A, B and C shares were converted to common shares during the year ended December 31, 2010.  For the year ending December 31, 2010, 626,893 shares of the original Series B shares and accumulated dividends of $771,064 were converted to 193,010 shares of common stock.  For the Series C preferred, 30,000 shares of the original preferred shares and $30,230 of accumulated dividends were converted into 3,605 shares of ECCE common stock.

Convertible Series D Preferred Stock

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

ECCE evaluated the convertible preferred financial instruments under SFAS No. 133 (ASC 815), EITF 00-19 and EITF 88-5 and concluded that the instruments contained no derivative instruments or beneficial conversion features.

Common Stock

During February 2010, ECCE issued 35,639 common shares to five of the Preferred B shareholders upon conversion of 192,724 shares of the Series B Preferred stock and accrued dividends to common stock.

During February 2010, ECCE cancelled 50,000 shares of stock which were awarded to two vendors for services contracted for in 2008. However, their failure to satisfactorily complete their services to the Company’s satisfaction resulted in the cancellation of the stock. There was no gain or loss realized on the cancellation of these shares.

During February 2010, ECCE awarded 50,000 shares of common stock to be distributed to various consultants and employees. This consisted of 15,000 shares being issued to employees for retention and 35,000 to consultants for various services. The shares were valued at $40,000, using the grant date fair value of ECCE’s trading price of $0.80 per share.

During May 2010, ECCE awarded 50,000 shares of common stock to E. E. Hudson consulting services. The shares were valued at $35,000, using the grant date fair value of ECCE’s trading price of $0.70 per share.

During May 2010, ECCE cancelled 25,000 shares of stock which had previously been awarded for services contracted for in the first quarter of 2010 that were not performed. There was no gain or loss on the cancellation of these shares.

On August 13, 2010, ECCE agreed with Samurai Corp. to convert $414,722 of its debt and accrued interest into 432,222 shares of common stock.  Based on the stock’s closing price of $1.50 per share, a loss on settlement of debt of $233,611 was recorded on the transaction.

On August 13, 2010, Sam Skipper, a major shareholder in ECCE, converted 100,000 shares Series A Preferred stock into 100,000 shares of common stock.  Sam Skipper owned all of the outstanding Series A Preferred stock.  The Preferred A stock had provisions providing super voting rights to certain corporate actions.  All Series A Preferred stock has been retired and no other series of stock contains super voting rights.

On August 24, 2010, ECCE issued 120,000 common shares as payment due on 2009 employment retention bonuses.  The valuation of the award was $12,000 based on ECCE’s stock trading price of $0.10 per share and was recorded as expense in 2010 on the date of the grant.

On September 3, 2010, Rick Bobigian agreed to convert $322,925 of debt and accrued interest into 325,055 shares of common stock.  Based on the stock’s closing price of $0.26 per share, a gain on settlement of debt of $238,411 was recorded on the transaction.

On September 23, 2010, ECCE agreed with Shelby Engineering to convert $35,712 of debt and accrued interest into 39,680 shares of common stock.  Based on the stock’s closing price of $0.26 per share, a gain on settlement of debt of $25,395 was recorded on the transaction.

On October 7, 2010 the remaining 434,078 shares of Preferred Series B stock along with accrued dividends were converted into 53,826 shares of common stock.

On October 21, 2010 the remaining 30,000 shares of Preferred Series C stock along with accrued dividends were converted into 3,605 shares of common stock.

On December 14, 2010, ECCE issued 44,444 to Apollo Global Advisors, LLC as a one-time non-refundable fee for entering into an consulting agreement to seek financing.  The shares were valued at $4,444, using the grant date fair value of ECCE’s trading price of $0.10 per share.

The following table provides a summary of the potential dilution of common stock should ECCE’s Preferred D be converted to common stock.  These valuations are as of December 31, 2010, and assume a conversion of one share of preferred stock for one share of common stock at the designated valuation price of $50.00 per share, as adjusted by the reverse 10 to 1 split in 2010.

	Preferred	Preferred	Accrued	Conversion	Conversion	Number of Common

	Shares	Shares @$5.00	Dividends	Valuation	Price	Shares after Conversion

Series D	303,936	$1,519,680	$364,723	$1,884,403	$50.00	37,688

Totals	303,936	$1,519,680	$364,723	$1,884,403		37,688

Warrants

Warrant activity during the years ended December 31, 2010 and 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2008	-	$-	-
Granted	35,000	1.00	-
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Outstanding at December 31, 2009	35,000	1.00	-
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(35,000)	1.00	-
Outstanding and exercisable at December 31, 2010	-	$-	-

ECCE issued 35,000 warrants with the issuance of a note payable during 2008.  On March 2010, 30,000 of the warrants expired, and the remaining 5,000 warrants expired in September 2010.

No options or warrants were outstanding as of December 31, 2010

10.        COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the third quarter of 2009, ECCE settled an ongoing lawsuit relating to the sale of ECCO Biofuels in 2007.  The settlement called for a $10,000 payment during the third quarter of 2009.  ECCE also issued 40,000 shares of restricted common shares of ECCE stock, valued at $5,600, to the plaintiffs as part of the settlement. The settlement also called for an additional $50,000 to be made during 2010.  Settlement expenses of $65,600 were accrued as of December 31, 2009.  On December 31, 2010, there was a remaining balance of $30,000 due on this settlement. The final payment on this agreement was made in January 2010, thus finalizing the settlement.  As Sam Skipper made the final payment, the remaining accrual of $30,000 was recorded as income.

ECCE has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property.  The County has initiated legal proceedings to collect those taxes by placing tax liens on the property.  As of December 31, 2010, ECCE owed $34,468 for these property taxes.

On February 28, 2010 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender.

Operating Leases

ECCE moved to 3315 Marquart Street., Suite 206, Houston, Texas  77027 during 2007, and expanded its office space from about 2,000 sq. ft. to 9,750 sq. ft. during 2008.  ECCE entered into a new lease agreement through December 31, 2014.  The rent for 2009 was negotiated to be $18 per square foot, or approximately $14,625 per month.  However, due to market conditions, the monthly rent was verbally reduced to $4,800 per month for 2009, 2010 and 2011 by our landlord Marquart St. LLC, which is owned by Rick Bobigian, a director of Eagle Ford Oil and Gas.  Subsequent rent payments will be $4,800 per month and the lease terms will be month to month effectively cancelling the earlier contract.

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

Other Commitments

On November 15, 2010, ECCE entered into a Consulting Agreement with the Apollo Group in which the Apollo Group will provide capital raising and advisory services for the company.   Apollo Group received 44,444 shares of common stock and an $8,000 fee for the initial work relating to this agreement.  ECCE has a continuing obligation to compensate the Apollo Group based upon any funds which they may raise.   These fees include an amount equal to 8% of the first one million of gross proceeds raised, and 5.5% of any amount of gross proceeds over one million.  There may be additional compensation paid, depending on the nature of the funding.  As of December 31, 2010 and through the date of this report, there were no amounts due the Apollo Group relating to the successful raising of funds.

11.         SUBSEQUENT EVENTS

On January 13, 2011, Richard Bobigian, a Director of ECCE, purchased 277,000 shares of restricted common stock for $100,000 for working capital.

ECCE evaluated events occurring between the end of our fiscal year, December 31, 2010, and April 15, 2011 when the consolidated financial statements were issued.

12.         SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

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

Modernization of Oil and Natural Gas Reporting Requirements

Effective for fiscal years ending on or after December 31, 2009, the Securities and Exchange Commission (“SEC”) approved revisions designed to modernize reserve reporting requirements for oil and natural gas companies.  In addition, effective for the same period, the Financial Accounting Standards Board issued Accounting Standards Codification Update 2011-03, “Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures,” to provide consistency with the new SEC rules.  The Company adopted the new requirements effective December 31, 2009.

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$4.33
Oil (Bbl)	$79.99

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

	Gas (MMcf)	Oil (MBbls)
Total Proved Reserves:
Balance, December 31, 2008	18,163	264
Extensions, discoveries and improved recovery	1,019	37
Production	(33)	-
Sale of Minerals in Place	(413)	(7)
Revisions of previous estimates	(17,416)	(257)
Balance, December 31, 2009	1,320	37
Sale of oil and gas properties	(1,302)	(37)
Purchase of oil and gas properties	355	-
Production	(18)	-
Balance, December 31, 2010	355	-

Proved developed as of December 31, 2010	87	-

Proved developed as of December 31, 2009	10	-

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE's oil and gas producing activities and the related accumulated depletion as of December 31, 2010:

	2010	2009
Proved properties	250,000	1,110,489
Less accumulated depletion	(6,271)	(292,425)
Net capitalized costs	$243,729	$818,604

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2010 and 2009:

	2010	2009
Acquisition costs	$250,000	$-
Development costs	52,165	-
Total Costs Incurred	$302,165	$-

The following disclosures concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with ASC 932. As prescribed by ASC 932, the amounts shown are based on prices and costs at the end of each period and a 10 percent annual discount factor.

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

Reserves and pricing were calculated by a qualified independent engineer.

Standardized Measure of Discounted Future Net Cash Flow

	2010	2009

Future cash inflows at December 31,	$1,466,331	$8,002,729
Future costs-
Operating	(246,942)	(1,608,897)
Development and abandonment	(487,649)	(1,813,833)
Future net cash flows before income taxes	731,740	4,579,999
Future income taxes	-	(651,488)
Future net cash flows before income taxes	731,740	3,928,511
Discount at 10% annual rate	(409,736)	(2,121,397)
Standardized measure of discounted future net cash flows	$322,004	$1,807,114

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2010 and 2009

	2010	2009

Beginning of the year	$1,807,114	$26,511,608
Purchase of minerals in place	322,044	-
Extensions, discoveries and improved recovery	-	1,466,967
Revision of quantity estimates	-	(37,664,500)
Sales of minerals in place	(2,074,974)	(866,000)
Net change in prices and production costs	(85,207)	(185,782)
Accretion of discount	32,204	210,600
Sales, net of production costs	(31,026)	(113,006)
Previously estimated development costs incurred during the period	52,165	-
Change in future development costs	-	-
Net change in future income taxes	299,684	12,447,227
Ending of year	$322,004	$1,807,114

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the level of operations we experienced in 2010 and were operating at the reasonable assurance level. However, as we grow, we will need to enhance our controls.  We intend to take measures in 2011 that will enhance controls over various functions of our operations so as to insure the level of such controls is effective in the future.

Managements’ Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

* and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010 as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we are developing an implementation plan in be put in place whereby in 2011 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Rick Adams	42	President, Chief Executive Officer and a Director
Imran Maniar	41	Chief Financial Officer and a Director

N. Wilson Thomas	57	Chief Financial Officer
Richard A Bobigian	61	Director

On July 23, 2010, Jesse Q. Ozbolt resigned from his position as Chairman of the Board of Directors and President of Eagle Ford Oil & Gas Corp., effective on that date. Mr. Ozbolt’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

On July 23, 2010, Sam Skipper was appointed as Chairman of the Eagle Ford Oil & Gas Corp. Board of Directors. On August 16, 2010, Sam Skipper resigned as chairman and Richard Adams was appointed.  Mr. Skipper remained on the Board as Vice-Chairman until November 15, 2010.

On July 23, 2010, N. Wilson Thomas resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp., and remained with the company as Controller.  Mr. Thomas returned to the position of Chief Financial Officer on February 14, 2011.  Mr. Thomas is a CPA and a graduate of the University of Texas, Austin.

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

On July 26, 2010, Imran Maniar, CPA was appointed as Chief Financial of Eagle Ford Oil & Gas Corp and served in that position until February 14, 2011. Mr. Maniar has more than 20 years’ experience in the energy sector, including power plants, natural gas distribution and petrochemicals.  Mr. Maniar served on the Board of Directors from July 26, 2010 until February 14, 2011, when he left the firm.

Richard A. Bobigian joined the Board of Directors on November 24, 2010. Mr. Bobigian is the President and Chief Executive of the Marshfield Oil and Gas Corp.  Marshfield is involved in the development of oil and gas exploration in the State of Texas, and was formed in January 2008.  Mr. Bobigian is also the President and Chief Executive of The Black Pool Energy Group, LLC, and the general partner of Black Pool Energy LP.  Black Pool Energy was formed in January 2005.  Prior to forming the Black Pool Energy group, Mr. Bobigian managed most of the business functions of Osprey Petroleum Company.  Beginning in October 1999, Osprey Petroleum was engaged in oil and gas development along the Texas Shelf area of the Gulf Coast.  Prior to that, Mr. Bobigian was engaged in the oil and gas business using various special purpose entities to invest in both upstream and midstream assets.  Mr. Bobigian earned a Bachelor of Science degree in Geologic Engineering from the Colorado School of Mines, and is currently a resident of Houston, Texas.  Mr. Bobigian is a long time shareholder of Eagle Ford Oil and Gas Corp.

Raymond Ward served as Chief Operating Officer from March 2009 until January 2010.  From 2005 to 2010, Mr. Ward served as Secretary and Managing Partner for Republic Petroleum, LLC.  From 2003 to 2005, Mr. Ward served as Vice-President of Operations and Production for Millennium Offshore Group.  Mr. Ward received his B.S. in Petroleum Engineering from Mississippi State University and is currently a licensed Professional Engineer in the state of Texas.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010.

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors and officers.  The Code is filed as an exhibit to this Annual Report.  Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 3315 Marquart St., Suite 206, Houston, Texas 77027.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer and chief financial officer for fiscal year ended December 31, 2010, and during 2009 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Samuel Skipper,	2010	-	-	-	-	-	-	54,500	54,500
Director/ Pres/CEO	2009	50,000	-	-	-	-	-	-	50,000

Jesse Ozbolt	2010	37,000		6,000	-	-	-	-	43,375
Pres/CEO	2009	72,000		43,375	-	-	-	-	115,375

Rick Adams, CEO	2010	10,000			-	-	-	-	10,000

N. Wilson Thomas	2010	21,000		6,000	-	-	-	-	27,000
CFO	2009	60,000		43,375	-	-	-	-	103,375

Imran Maniar, CFO	2010	15,000		-		-	-	-	15,000

Totals 2010		$83,000		$12,000	-	-	-	$54,500	$149,500
Totals 2009		$182,000	-	$86,750	-	-	-	-	$268,750

Note:	Mr. Thomas postponed salary payment of $50,000 from prior years and $42,000 from 2010 until 2011. The expense is recorded on the balance sheet under accrued liabilities.

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

DIRECTOR COMPENSATION

During fiscal year ended December 31, 2010, we did not pay any compensation to our directors for their respective position on the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock and our Series A Preferred Stock (our only class of preferred stock that has voting rights) by each stockholder known by us to be the beneficial owner of more than 5% of our common stock by each of our directors, our Named Executive Officers, and our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares, except as otherwise indicated. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of the date of this Annual Report, there are 2,829,591 shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares of Common Stock and Percentage of Voting Power
	No.		%
Directors & Officers
Richard Adams	250,901		8.79

Richard A. Bobigian	539,406	(3)	19.06

N. Wilson Thomas	97,500		3.44

	-		-
All executive officers & directors as a group (3 persons)	887,807		31.37

Beneficial Owners of more than 5%
Samuel Skipper	1,024,273	(2)	36.20

(1)	Unless otherwise indicated, the business address of the individuals listed is 3315 Marquart St., Suite 206, Houston, Texas 77027.
(2)	Includes: (i) 663,123 shares of common stock held of record by Mr. Skipper; and (ii) 361,150 shares of common stock held of record by Samurai, an entity of which Mr. Skipper controls.
(3)	Includes: (i) 539,406 shares of common stock held of record by Mr. Bobigian.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Samurai Operating Company L.L.C., an entity owned by our former president, was the operator of the Wilson Field properties and provided production, engineering and maintenance services and charged an operating fee for its services of $12,000 in 2010 and $24,000 in 2009.

Sam Skipper acquired 2,406,000 shares of our common stock in 2006 for nominal consideration.  Samurai, and entity controlled by Mr. Skipper, acquired 2,611,500 of our shares of common stock in 2006 for nominal consideration.  Samurai Energy LLC, an entity controlled by Mr. Skipper, acquired 102,999 shares of our common stock in 2006 for nominal consideration.   Mr. Skipper acquired 100,000 shares of our Series A Preferred Stock for nominal consideration of $27,000, which provided him common stock voting power of at least 50.1%.  This stock was exchanged for 100,000 shares of ECCE common stock in August 2010 and the Preferred A shares were cancelled.

The Company subleased its office space from a building that is 100% owned by Mr. Bobigian at a monthly rate of $4,800 during 2010 and 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2010, we incurred approximately $42,470 in fees to our principal independent accountants for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and for the review of our consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

During 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During fiscal year ended December 31, 2009, we incurred approximately $75,340 in fees to our principal independent accountants for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and for the review of our consolidated financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

During 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15.	EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)
3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)
3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)
3.2	Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2006 (2)
4.3	Assignment, Conveyance, and Bill of Sale with respect to 37% working interest in Wilson Wells (3)
10.1	2005 Directors, Officer and Consultants Stock Option, Stock Warrants and Stock Awards Plan (4)
14.1	Code of Ethics (7)
14.2	Whistleblower Policy (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on December 7, 2005.

(2)	Incorporated by reference to our Report on Form 8-K filed with the SEC on June 30, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 20, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 5, 2007.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 11, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 9, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 26, 2009.

(13)	Incorporated by reference to our Current Report on S-8 filed with the SEC on June 26, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2009.

(15)	Incorporated by reference to our Current Report on Form Def-14C with the SEC on July 6, 2010.

(16)	Incorporated by reference to our Current Report on Form8-K filed with the SEC on July 27, 2010.

(17)	Incorporated by reference to our Current Report on Form8-K filed with the SEC on August 20, 2010.

(18)	Incorporated by reference to our Current Report on Form8-K filed with the SEC on November 30, 2010.

(19)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE FORD OIL AND GAS CORP

Dated: April 15, 2011	By: /s/ Richard Adams
_______________________
Richard Adams, President/Chief
Executive Officer and Director

Dated: April 15, 2011	By: /s/ N. Wilson Thomas
_______________________
N. Wilson Thomas/Chief
Financial Officer and Principal Accounting Officer