Form 10-Q
period 2011-03-31
Eagle Ford Oil & Gas Corp
filed 2011-05-23
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

 3,556,156 shares of the registrant’s common stock were outstanding as of May 23, 2011.

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION
EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,226	$14
Accounts receivable oil and gas – related party	18,108	7,829
Deferred financing cost	14,833	25,958
Prepaid expenses	14,617	24,221
Total current assets	63,784	58,022

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting	250,303	250,303
Pipeline transmission properties	100,000	100,000
Equipment	10,298	10,298
Less accumulated depreciation and depletion	(83,151)	(75,998)
Total property and equipment, net	277,450	284,603

TOTAL ASSETS	$341,234	$342,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – trade	$107,876	$132,592
Accounts payable – related parties	15,158	19,037
Accrued expenses	508,844	456,171
Accrued expenses – related parties	46,161	29,347
Short-term debt	1,918,709	1,549,578
Short-term debt – related parties	35,077	35,077
Current maturities of long-term debt	-	142,000
Convertible debentures, net of debt discount of $115,340 and $198,674, respectively	429,660	346,326
Total current liabilities	3,061,485	2,710,128

LONG-TERM LIABILITIES
Long term debt	-	227,131
Asset retirement obligation	311	311
TOTAL LIABILITIES	3,061,796	2,937,570

SHAREHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized:
Series D, $0.001 par value; 303,936 issued and outstanding	304	304
Common stock, $0.001 par value; 75,000,000 shares authorized;3,006,418 and 2,729,418 shares issued and outstanding, respectively	3,006	2,729
Additional paid-in-capital	14,798,166	14,698,443
Accumulated deficit	(17,522,038)	(17,296,421)
Total shareholders’ deficit	(2,720,562)	(2,594,945)

TOTAL LIABILITIES AND SHAREHOLDERS’DEFICIT	$341,234	$342,625

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUE	$11,954	$36,049

OPERATING EXPENSES
Lease operating expenses	1,676	85,795
General and administrative expenses	76,485	146,113
Depreciation, depletion and accretion	7,153	8,605
Loss on settlement of asset retirement obligation	-	21,543
Total operating expenses	85,314	262,056

Net operating loss	(73,360)	(226,007)

OTHER EXPENSE
Interest expense	(152,257)	(48,224)

Total other expense	(152,257)	(48,224)

Net loss	(225,617)	(274,231)

Dividends applicable to preferred stock	(30,394)	(86,437)

Net loss attributable to common shareholders	$(256,011)	$(360,668)

Basic and diluted net loss per share	$(0.09)	$(0.23)

Weighted average shares outstanding – basic and diluted	2,978,978	1,561,826

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(225,617)	$(274,231)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	7,153	8,605
Loss on settlement of asset retirement obligations	-	21,543
Common stock issued for services	-	43,501
Amortization of debt discount	83,334	-
Amortization of deferred financing cost	11,125	-
Changes in operating assets and liabilities:
Accounts receivable – related party	(10,279)	(95,152)
Prepaid expenses	9,604	-
Accounts payable – trade	(24,716)	12,005
Accounts payable – related parties	(3,879)	-
Accrued expenses	52,673	108,428
Accrued expenses – related parties	16,814	-
Net cash used in operating activities	(83,788)	(175,301)

Cash flows from investing activities:
Additions to oil and gas properties	-	(52,166)
Net cash used in investing activities	-	(52,166)

Cash flows from financing activities:
Proceeds from sale of common stock	100,000	-
Proceeds from issuance of short term debt	-	217,000
Proceeds from related party debt	-	11,000
Payments made on short term debt	-	-
Net cash provided by financing activities	100,000	228,000

Net change in cash and cash equivalents	16,212	533
Cash and cash equivalents, at beginning of period	14	213
Cash and cash equivalents, at end of period	$16,226	$746

Supplemental cash flow information:
Interest paid	$313	$-
Taxes paid	$-	$-

Non cash investing and financial activities:
Common shares issued for preferred stock dividends	$-	$163,833
Settlement of asset retirement obligation	$-	$42,334

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL AND GAS CORP .
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Eagle Ford Oil and Gas Corp. (“ECCE” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ECCE’s Annual Report filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the fiscal year ended December 31, 2010 as reported in the Form 10-K have been omitted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Eagle Ford Oil & Gas Corp. is an independent oil and gas company organized in Nevada engaged in oil and gas development, exploration and production with properties and operational focus in the Eagle Ford Shale Region of South Texas.  ECCE’s strategy is to grow its asset base and become profitable by purchasing or investing in oil and gas drilling projects in the Eagle Ford shale region of Texas.

Consolidation

The accompanying consolidated financial statements include all accounts of ECCE and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Subsequent Events

The Company has evaluated all transactions from March 31, 2011 through the issuance date of the financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

ECCE does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on ECCE’s results of operations, financial position or cash flow.

3.	LIQUIDITY AND GOING CONCERN

As shown in the accompanying financial statements, ECCE has incurred an accumulated deficit of $17,522,038 as of March 31, 2011, and recurring operating costs exceed operating revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital and investing in the drilling of additional wells to improve future earnings and cash flow. ECCE is also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.  If ECCE does not obtain funding, ECCE will cease operations.

ECCE anticipates that additional financings and loans will be required to sustain operations in the future. There can be no assurance that the Company will be successful in raising the required capital.  Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of  new debt, issuance of securities, sales of properties, farmouts and joint ventures.   Management is also actively searching for merger partners, or for an outright sale of the Company.

At March 31, 2011, ECCE had a working capital deficit of $2,997,701.  ECCE will need to raise additional capital during 2011 to fund general corporate working capital needs.  Additionally, as of May 17, 2011, the Company has not paid principal and accrued interest on past due notes payable totaling $2,116,331.  ECCE also owes $545,000 to the convertible bond owners, with a due date of July 26, 2011, and accrued interest of $58,650 which is to be paid in common stock at $0.90 per share.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of ECCE’s business.

4.	OIL AND GAS PROPERTIES

All of ECCE’s oil and gas properties are located in the United States.

Costs being amortized at March 31, 2011 are as follows:

Year Incurred	Acquisition Costs	Development Costs	Sale of Properties	Impairment of Properties	Asset Retirement Costs	Total

2007 and prior	$10,982,352	$134,481	$-	$-	$60,522	$11,177,355
2008	237,182	179,287	(261,000)		687,187	842,656
2009	-	-	(255,348)	(9,969,383)	(684,792)	(10,909,523)
2010	250,000	52,165	(392,607)	(707,129)	(62,614)	(860,185)
2011	-	-	-	-	-	-
Total	11,469,534	$365,933	$(908,955)	$(10,676,512)	$303	$250,303

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000.  The Dena Forehand #2H and the Kellam#2H were drilled and completed, and production began, during November and December 2010.  Eagle Ford Oil & Gas will continue to participate in the drilling of additional wells in this lease and anticipates a total of 14 wells will be drilled over the next 48 months. Eagle Ford will need to obtain additional capital to meet any future drilling in this field.  There is no assurance that the Company will be able to raise those funds and ECCE has no estimated costs or timeframe for the drilling of these additional wells.  The Company is under no obligation to continue its investment in the property.  Should ECCE not continue its investment in the property, the Company’s interest in the project would remain with Marshfield LLP, an affiliate of the Company.

OHIO PIPELINE

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.   The mortgage was due on September 30, 2010, at which time, the entire unpaid balance of principal and accrued interest was to have been paid.  The pipeline services oil and gas properties owned by Samurai Corp, a company previously affiliated with ECCE.

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, a company owned by Sam Skipper and previously affiliated with ECCE.  Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company.  Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

In 2009, a review of the pipeline valuation was performed by management as the asset produced no income during 2009.  A comparison of replacement cost, comparable market value and comparable earnings potential to other pipelines, showed that the expected realizable value of the asset at December 31, 2009 was $100,000. An impairment charge of $900,000 was recorded during the year ended December 31, 2009.

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

On August 13, 2010, ECCE sold its properties in the Wilson Field, Nueces County, Texas to Samurai Corp for the assumption of liabilities of $88,177.  Samurai Corp. was an affiliated company, owned by Sam Skipper, who was the Vice-Chairman of the Board of Eagle Ford Oil & Gas Corp at the time of the sale.

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the three months ended March 31, 2010 as if the Wilson sale had occurred at the beginning of that period.

Pro-Forma Information:

Oil and gas revenue	$-
Loss from operations	$(169,578)
Net loss	$(217,802)

Basic loss per share	$(0.02)
Diluted loss per share	$(0.02)

5.	DEBT

Debt – Related Parties

	March 31, 2011	December 31, 2010

Promissory note to Rick Bobigian - interest at 8% due July 1, 2010; unsecured. (5)	25,000	25,000

Promissory notes to Rick Adams - interest at 6% due February 10, 2011; unsecured. (5)	3,017	3,017

Promissory notes to Rick Adams - interest at 6% due March 15, 2011; unsecured. (5)	7,060	7,060

Less current portion of related party debt	35,077	35,077

Total related party debt – long term	$-	$-

Debt – Non-Related Parties

	March 31, 2011	December 31, 2010

Promissory note - interest of 7% due August 17, 2009; not secured (1)	$12,000	$12,000

Promissory note - interest of 7% due August 17, 2009; not secured (1)	12,000	12,000

Promissory note - interest of 7% due August 17, 2009; not secured. (1)	12,000	12,000

Promissory note - interest of 7% due August 17, 2009; not secured (1)	12,000	12,000

Promissory note - interest of 7% due September 10, 2009; not secured (1)	6,000	6,000

Promissory note - interest of 7% due September 14, 2009; not secured (1)	12,000	12,000

Promissory note - interest of 7% due September 10, 2009; not secured (1)	6,000	6,000

Promissory note - interest of 12% due June 30, 2009; (3)	328,578	328,578

Pipeline mortgage - interest of 8% due September 30, 2009; secured by pipeline (4)	1,000,000	1,000,000

Promissory note - interest of 7% due October 19, 2009; not secured. (1)	12,000	12,000

Promissory note - interest of 7% due September 10, 2009; not secured (1)	12,000	12,000

Promissory notes - interest of 6% due April 1, 2011 (2)	142,000	142,000

Promissory notes - interest of 5% due October 15, 2010; not secured (2)	50,000	50,000

Promissory note - interest of 20% due January 1, 2011; not secured (2)	75,000	75,000

Promissory note - interest of 5% due January 1, 2012; not secured.	227,131	227,131

Less current portion	1,918,709	1,691,578

Total long term portion of debt to non-related parties	-	227,131

Total debt to non-related parties	$1,918,709	$1,918,709

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

(3)
ECCE issued 35,000 warrants with the issuance of the note payable.  In March 2010, 30,000 of the warrants expired, and the remaining 5,000 expired in September 2010.  All principal and interest became due June 30, 2009.  This note has not been repaid and is in default. No demand has been made for payment.  ECCE is continuing to accrue interest on this note at the stated rate.

(4)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   There has been a judgment rendered against ECCE in the amount of the mortgage.  See Note 4. ECCE is in discussions with the lender to restructure the mortgage. ECCE is continuing to accrue interest on these notes at the stated rate.

(5)
ECCE borrowed $35,077 from two related parties for general corporate purposes.  As of the date of this report, all three notes are in default.  No demand has been made for payment.  ECCE is continuing to accrue interest on these notes at the stated rate.

6.	CONVERTIBLE DEBENTURES

During August 2010, ECCE began offering convertible debentures for $90,000 per unit of Secured Convertible Debt.  ECCE received gross proceeds of $545,000 from five investors and paid financing fees totaling $44,500.  The financing costs have been recorded as deferred financing cost on the balance sheet and will be amortized over the term of the convertible note.  For the year ended December 31, 2010, $18,542 of the deferred financing cost was amortized to interest expense.  The Secured Convertible Debentures are payable on July 26, 2011, and bear interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each unit.  There have been no shares issued as of the date of the report.  The interest for these debentures are accrued at the 12% rate and included in the accrued expenses.  The Debentures are secured by an investment in three oil and gas producing wells that are to be completed in a 2,300 acre lease in Live Oak County, Texas.  The Debentures are convertible into ECCE restricted common stock at a fixed conversion rate of $0.90 per common share.

At the commitment dates of the Convertible Debentures the embedded conversion features had an intrinsic value of $333,332.  ECCE recorded a debt discount of $333,332.  Amortization of debt discount of $83,334 and $0 was recorded as interest expense for the three months ending March 31, 2011 and 2010, respectively.  The remaining debt discount balance of $115,340 will be amortized over the remaining life of the debentures.

The following are maturities on all debt and convertible notes for the next five years:

Principal Amount

2011	2,271,655
2012	227,131
2013	-
2014	-
Thereafter	-

Total debt	$2,498,786

7.	SHAREHOLDERS’ EQUITY

On January 13, 2011, Richard Bobigian, a Director of ECCE, purchased 277,000 shares of restricted common stock for $100,000 for working capital.

Convertible Series D Preferred Stock

The following table provides a summary of the potential dilution of common stock should ECCE’s Preferred D be converted to common stock.  These valuations are as of December 31, 2010, and assume a conversion of one share of preferred stock for one share of common stock at the designated valuation price of $50.00 per share, as adjusted by the reverse 10 to 1 split in 2010.

	Preferred Shares	Preferred Shares @$5.00	Accrued Dividends	Conversion Valuation	Conversion Price	Number of Common Shares after Conversion
Series D	303,936	$1,519,680	$395,116	$1,884,403	$50.00	38,296
Totals	303,936	$1,519,680	$395,116	$1,884,403		38,296

8.	COMMITMENTS AND CONTINGENCIES

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

ECCE has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property.  The County has initiated legal proceedings to collect those taxes by placing tax liens on the property.  As of March 31, 2011, ECCE owed $34,468 for these property taxes.

9.	SUBSEQUENT EVENTS

On April 21, 2011, Jack Ozbolt, a former employee of ECCE, agreed to convert $13,000 of unpaid salary claims against the company at $0.90 per share, or 14,444 shares of restricted common stock.

On April 21, 2011, Rick Adams was awarded 250,000 shares of restricted common stock valued at $0.40 per share, or $100,000, for compensation.

On April 21, 2011, Wilson Thomas was awarded 250,000 shares of restricted common stock valued at $0.40 per share, or $100,000, for compensation.

On May 5, 2011, Rick Adams, CEO, and Richard Bobigian, a Director, both purchased 17,647 common shares at a price $0.34 per share, or $6,000 each.

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

Eagle Ford Oil and Gas Corp.

We are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Eagle Ford Shale Region of Texas. Our strategy is to grow our asset base by investing in oil and gas drilling and production in the Eagle Ford Shale region of Texas.

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

OHIO PIPELINE

In October 2009, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.    The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against Eagle Ford Oil and Gas Corp. for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender. A sale or lease of the pipeline is also a possibility.  A review of the property’s valuation in 2009 resulted in an impairment charge of $900,000.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Over the next twelve months, subject to the availability of funds, our strategy is to grow our asset base by acquiring producing properties and investing in working interests in non-operated properties. We will acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our net loss for the three months ended March 31, 2011 was $225,617 compared to a net loss of $274,231 for the three months ended March 31, 2010 (a decrease of $48,614).  The net loss attributable to common shareholders was $256,011, representing an additional loss pertaining to the dividends on preferred stock of $30,394. This is $104,657 less than the loss for the three months ended March 31, 2010, attributable primarily to a $69,628 decrease in general and administrative expenses, and a reduction in lease operating expenses of $84,119 due to the sale of the Wilson properties in 2010.

For the three months ended March 31, 2011, we generated revenue of $11,954 compared to revenue of $36,049 generated for the three months ended March 31, 2010 (a decrease of $24,095). The decrease in revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was affected by the volume and price we received for the sale of our gas and oil production, and all the production for 2011 came from the Live Oak County, TX field.  The 2010 production came from the Wilson Field lease in Nueces County, TX. For the three months ended March 31, 2011, we sold 6,570 Mcf less of gas at an average price of $4.10 per Mcf.  The average price increased by $0.32 per Mcf from 2010.  ECCE had no oil sales in the first quarter of 2011 or 2010.

For the three months ended March 31, 2011, we incurred operating expenses of $85,314 compared to $262,056 incurred for the three months ended March 31, 2010 (a decrease of $176,742). These operating expenses incurred for the three months ended March 31, 2011 consisted of: (i) depreciation and depletion of $7,153; (ii) general and administrative expenses of $76,485; and (iii) lease operating expenses of $1,676.

General and administrative expenses incurred for the three months ended March 31, 2011 decreased primarily due to the halt of all discretionary spending and the elimination of most employees, and the elimination of many consultants.

Depreciation and depletion of oil and gas properties decreased by $1,452 for the three months ended March 31, 2011 primarily due to lower oil and gas production from Live Oak County when compared to the Wilson Field, as well as the sale of Wilson Field during 2010.

Our lease operating expenses decreased by $84,119 during the three months ended March 31, 2011, which reflected the lower expenses related to Live Oak County when compared to the maintenance on the Wilson properties.  ECCE also incurred additional ARO expenses of $21,543 in the quarter ending March 31, 2010 beyond the amount previously accrued for the plugging of one of the Wilson Field wells.

Interest expense increased by $104,033 for the three months ended March 31, 2011 due to the inclusion of the interest expense and amortization of debt discount related to the convertible bonds, and an increase in the balance of outstanding loans during the 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, our current assets were $63,784 and our current liabilities were $3,061,485, which resulted in a working capital deficiency of $2,997,701.  At March 31, 2011, our total assets were $341,234 consisting of: (i)  $63,784 in current assets which included $16,226 in cash, $18,108 in accounts receivable, $14,833 in deferred financing costs and $14,617 in prepaid expenses; (ii) $353,303 in oil and gas properties and a pipeline; and (iii) $10,298 in equipment less (iv) accumulated depletion and depreciation of $83,151.

At March 31, 2011, our total liabilities were $3,061,796 consisting of: (i) $107,876 in accounts payable – trade and $15,158 accounts payable – related parties; (ii) $508,843 in accrued expenses; (iv) $1,918,709 in short - term debt – third parties; (v) $35,077 in short-term debt – third parties; (vi) $46,161 in accrued expenses – related parties; (vii) $429,660 of convertible debt and (viii) $311 in asset retirement obligations.

Stockholders’ deficit increased from $2,594,945 at December 31, 2010 to $2,720,562 as of March 31, 2011.  This was due to the loss for the first three months of 2011.

Our working capital deficiency to date has been funded by advances from short term loans and purchases of stock by individual investors and from debt.  There is no assurance that future funds will be available from these sources.

ECCE has incurred an accumulated deficit of $17,522,038 as of March 31, 2011, and recurring operating costs exceed operating revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital and investing in the drilling of additional wells to improve future earnings and cash flow. ECCE is also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if ECCE is unable to continue as a going concern.  If ECCE does not obtain funding, ECCE will cease operations.

ECCE anticipates that additional financings and loans will be required to sustain operations in the future. There can be no assurance that the Company will be successful in raising the required capital.  Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of  new debt, issuance of securities, sales of properties, farmouts and joint ventures.   Management is also actively searching for merger partners, or for an outright sale of the Company.

At March 31, 2011, ECCE had a working capital deficit of $2,997,701.  ECCE will need to raise additional capital during 2011 to fund general corporate working capital needs.  Additionally, as of May 17, 2011, the Company has not paid principal and accrued interest on past due notes payable totaling $2,116,331.  ECCE also owes $545,000 to the convertible bond owners, with a due date of July 26, 2011, and accrued interest of $58,650 which is to be paid in common stock at $0.90 per share.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of ECCE’s business.

Cash Flows

Cash Flows from Operating Activities

The change in net cash flows used in operating activities for the three months ended March 31, 2011 was affected by a significant decrease in operational and general and administrative expenses.

Cash Flows from Investing Activities

The change in cash flows from investing activities for the three months ended March 31, 2011 compared to March 31, 2010 represents the capitalized portion of the work on Wilson Field Well 502 in 2010.

Cash Flows from Financing Activities

We have financed most of our operations from the issuance of equity and debt instruments. We received $100,000 from the sale of stock to one shareholder during the quarter ending March 31, 2011.  We received $228,000 from three lenders during the quarter ending March 31, 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Rick Adams, our Chief Executive Officer, and N. Wilson Thomas, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2011. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Adams and Thomas concluded that our disclosure controls and procedures were not effective as of March 31, 2011.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2011, Richard Bobigian, a Director of ECCE, purchased 277,000 shares of restricted common stock for $100,000 for working capital.

On April 21, 2011, Jack Ozbolt, a former employee of ECCE, agreed to convert $13,000 of salary claims against the company at $0.90 per share, or 14,444 shares of restricted common stock.

On April 21, 2011, Rick Adams was awarded 250,000 shares of restricted common stock valued at $0.40 per share, or $100,000, for compensation expense.

On April 21, 2011, Wilson Thomas was awarded 250,000 shares of restricted common stock valued at $0.40 per share, or $100,000, for compensation expense.

On May 5, 2011, Rick Adams, CEO, and Richard Bobigan, a Director, both purchased 17,647 common shares at a price $0.34 per share, or $6,000 each for working capital.

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

EAGLE FORD OIL AND GAS CORP.

Date: May 23, 2011	By:	/s/ Rick Adams
Rick Adams
Title: President and CEO

Date: May 23, 2011	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: CFO