Form 10-Q
period 2011-06-30
Eagle Ford Oil & Gas Corp
filed 2011-09-14
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 000-51656

EAGLE FORD OIL & GAS CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-2990007
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2951 Marina Bay Dr., Ste 130-369
League City, TX	77573
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 383-9648

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

32,455,739 shares of the registrant’s common stock were outstanding as of September 12, 2011.

Item 1.      Financial Statements.
PART I—FINANCIAL INFORMATION
EAGLE FORD OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$578,768	$414
Accounts receivable	1,500	318,744
Accounts receivable oil and gas – related party	28,183	-
Deferred financing cost, net	3,708	-
Prepaid expenses	5,534	-
Total current assets	617,693	319,158

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs subject to amortization	250,000	-
Costs not subject to amortization	3,201,552	3,084,144
Pipeline transmission properties	100,000	-
Less accumulated depreciation and depletion	(104,271)	-
Total property and equipment, net	3,447,281	3,084,144

TOTAL ASSETS	$4,064,974	$3,403,302

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$243,475	$147,737
Accrued expenses	607,868	78,432
Accrued expenses – related parties	62,975	-
Short-term debt	1,726,578	50,000
Short-term debt – related parties	958,577	779,500
Current maturities of long-term debt	227,131	-
Convertible debentures, net of debt discount of $32,007 and $0, respectively	512,993	-
Total current liabilities	4,339,597	1,055,669

LONG-TERM LIABILITIES
Derivative liability	241,416	-
Asset retirement obligation	63,311	63,000
TOTAL LIABILITIES	4,644,324	1,118,669

Commitments and contingencies	-	-

SHAREHOLDERS’ AND MEMBERS’ EQUITY
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 22,994,229 and -0- shares issued and outstanding, respectively	22,994	-
Members’ equity	-	848,158
Additional paid-in-capital	4,303,083	-
Accumulated deficit	(6,404,837)	-
Total Eagle Ford Oil & Gas Corp. shareholders’ and members’ equity (deficit)	(2,078,760)	848,158
Noncontrolling interest	1,499,410	1,436,475
Total shareholders’ and members’ equity (deficit)	(579,350)	2,284,633

TOTAL LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ EQUITY	$4,064,974	$3,403,302

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUE	$176,774	$26,399	$219,823	$26,399

OPERATING EXPENSES
Lease operating expenses	13,072	23,399	37,977	23,399
General and administrative expenses	177,923	118,773	318,964	186,336
Depreciation, depletion and accretion	2,106	-	2,106	-
Impairment of goodwill	4,641,061	-	4,641,061	-
Total operating expenses	4,834,162	142,172	5,000,108	209,735

Net operating loss	(4,657,388)	(115,773)	(4,780,285)	(183,336)

OTHER INCOME (EXPENSES)
Gain on legal settlements – liens	11,136	-	11,136	-
Management fee income	27,000	-	54,000	-
Interest expense	(38,080)	(8,736)	(96,298)	(15,904)
Unrealized gain on change in derivative value	197,264	-	197,264	-
Total other income (expenses)	197,320	(8,736)	166,102	(15,904)

Net loss	(4,460,068)	(124,509)	(4,614,183)	(199,240)
Net income (loss) attributable to noncontrolling interest	(58,136)	1,472	(62,935)	(1,678)
Net loss attributable to Eagle Ford Oil & Gas Corp.	$(4,401,932)	$(125,981)	$(4,551,248)	$(197,562)

Loss per common share:
Basic	$(0.24)	$(0.00)	$(0.25)	$(0.00)
Diluted	$(0.24)	$(0.00)	$(0.25)	$(0.00)

Weighted average common shares outstanding:
Basic	18,367,608	-	18,113,771	-
Diluted	18,367,608	-	18,113,771	-

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,614,183)	$(199,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	2,106	-
Amortization of deferred financing costs	1,125	-
Amortization of debt discount	9,260	-
Gain on legal settlements – liens	11,136	-
Impairment of goodwill	4,461,061	-
Unrealized gain on change in derivative value	(197,264)	-
Changes in operating assets and liabilities:
Accounts receivable	316,847	(9,006)
Accounts payable – trade	(36,814)	11,542
Accrued expenses	(19,193)	15,905
Accrued expenses – related parties	62,975	-
Net cash provided by (used in) operating activities	154,784	(180,799)

Cash flows from investing activities:
Additions to oil and gas properties	(178,101)	(808,236)
Proceeds from sale of oil and gas properties	66,529	100,000
Reverse acquisition –cash acquired	832	-
Net cash (used in) investing activities	(110,740)	(708,236)

Cash flows from financing activities:
Proceeds from issuance of short term debt – related parties	180,000	557,241
Payments made on short term debt – related parties	(36,000)	(36,082)
Payments made on short term debt	(15,000)	-
Proceeds from sale of common stock	405,310	-
Members’ contributions	-	334,904
Net cash provided by financing activities	534,310	856,063

Net change in cash and cash equivalents	578,354	(32,972)
Cash and cash equivalents, at beginning of period	414	34,386
Cash and cash equivalents, at end of period	$578,768	$1,414

Supplemental cash flow information:
Interest paid	$39,875	$15,904
Income taxes paid	$-	$-

Non-cash investing and financial activities:
Derivative liability valuation	$438,680	$-
Common stock issued for reverse acquisition	$1,775,262	$-
Change in asset retirement obligation	$-	$42,000

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION

Eagle Ford Oil & Gas Corp. (“Eagle Ford” or the” Company”) is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas Louisiana-Gulf Coast Region. Eagle Ford’s strategy is to grow its asset base by purchasing or investing in oil and gas drilling projects in the Texas and Louisiana regions.  Eagle Ford operates its assets through Sandstone Energy, L.L.C. and its subsidiaries, Sandstone Energy Partners I, L.L.C, Sandstone Energy Partners II, L.L.C. and Sandstone Energy Partners III, L.L.C.

On June 20, 2011, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. (“Sandstone”) in exchange for 17,857,113 shares of common stock of Eagle Ford. Following the acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock resulting in a change of control in which Sandstone controls Eagle Ford post-acquisition.

Sandstone Energy, L.L.C.’s principal assets at the date of the Acquisition were 50% membership interests in each of Sandstone Energy Partners I, L.L.C. (“SSEP1”), Sandstone Energy Partners II, L.L.C. (“SSEP2”) and Sandstone Energy Partners III, L.L.C. (“SSEP3”).

Sandstone was privately held until the acquisition. It is an oil and gas exploration and production company headquartered in Houston, Texas. Sandstone’s sole significant oil and gas asset (the “Lee County Prospect”) includes a 38.75% working interest in 2,315.6 gross acres in Lee County, Texas. The Company currently has two unproved wells producing oil, the Vick #2 and the Alexander #1 on this property. These are operated by a third party.

Accounting Treatment; Change of Control

On June 20, 2011, Eagle Ford issued 82% of its shares to acquire all of the membership interests in Sandstone (the “Acquisition”) resulting in a change in control in which the former holders of all of the membership interests became the majority shareholders of Eagle Ford. The Acquisition is being accounted for as a “reverse acquisition” in which Sandstone is deemed to be the acquirer and Eagle Ford is deemed to be the acquiree (“Acquiree”). Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements prior to the Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone. The consolidated financial statements after completion of the Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and the Acquiree and its subsidiaries from the closing date of the Acquisition.

The Acquisition has been treated as a recapitalization of the Company for financial accounting purposes. Sandstone is considered the acquirer for accounting purposes, and the historical financial statements of the Acquiree before the Acquisition will be replaced with the historical financial statements of Sandstone before the Acquisition in all future filings with the SEC.  In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following the Acquisition.

2.                      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Eagle Ford have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Eagle Ford’s Form 8-K filed on June 24, 2011 with the SEC with respect to the Acquisition.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

The accompanying consolidated financial statements include all accounts of Eagle Ford and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Eagle Ford's consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, timing and costs associated with its asset retirement obligations; estimates for the realization of goodwill; and estimates of the value of derivative financial instruments.

 Cash and Cash Equivalents

Eagle Ford considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

 Oil and Gas Properties, Full Cost Method

Eagle Ford uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Eagle Ford assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Eagle Ford to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method.

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

 Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ASC 410 - Asset Retirement and Environmental Obligations.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and is subject to amortization.  The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities.  The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Revenue and Cost Recognition

Eagle Ford uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which Eagle Ford is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the diluted calculation when a loss is incurred as their effect would be antidilutive. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased.

At June 30, 2011, all 1,000,000 of Eagle Ford’s warrants outstanding were "out of the money" and therefore, did not have any dilutive effect under the treasury stock method to the diluted net earnings (loss) per share calculation for the three and six month periods ended June 30, 2011 and 2010.

There were no stock options outstanding during the three and six month periods ended June 30, 2011.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2011 and December 31, 2010, there were no allowances for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At June 30, 2011, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 98.4% and 100% of Eagle Ford's total oil and gas revenues for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, Eagle Ford's accounts receivable from its primary customer were $0 and $318,744, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford's production, there are a substantial number of alternative buyers for its production at comparable prices.

 Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Additions of new equipment and major renewals and replacements of existing equipment are capitalized.  Repairs and minor replacements are charged to operations as incurred.  Cost and accumulated depreciation and amortization are removed from the accounts when assets are sold or retired, and the resulting gains or losses are included in operations.

Depreciation of property, plant and equipment is provided using the straight-line method applied to the expected useful lives of the assets:

Estimated useful lives
Machinery and equipment	3 – 7 years
Office furniture, fixtures and equipment	3 – 5 years

Intangibles

As a result of the Acquisition (See Note 4) on June 20, 2011, Eagle Ford recorded goodwill of $4,641,061.

ASC 350-20 eliminated the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At June 20, 2011, Eagle Ford completed its initial impairment testing of goodwill and determined that the entire $4,641,061 of goodwill should be impaired.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, it records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and uses enacted tax rates and laws that the Company expects will be in effect when it recovers those assets or settles those liabilities, as the case may be, to measure those taxes.  The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2011, the Company did not identify any uncertain tax positions.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the statement of operations.

Share-Based Compensation

The Company follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation. Under ASC 718, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates, if available. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of FASB ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 8 for discussion of the impact the derivative financial instruments had on the Company’s financial statements and results of operations.

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on change in derivative value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision.  See Note 8 for further discussion.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Carrying Value at June 30, 2011	Fair Value Measurement at June 30, 2011
		Level 1	Level 2	Level 3

Derivative liability	$241,416	$-	$-	$241,416

	Carrying Value at December 31, 2010	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-	$-

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from June 30, 2011 through the issuance date of the financial statements for subsequent event disclosure consideration.

3.           LIQUIDITY AND GOING CONCERN

As shown in the accompanying financial statements, we incurred accumulated net losses attributable to common shareholders of $6,404,837 as of June 30, 2011, and recurring operating costs exceed operating revenues. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital and investing in the drilling of additional wells to improve future earnings and cash flow. We are also actively attempting to raise funds through debt and equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we do not obtain funding, Eagle Ford will cease operations.

Eagle Ford anticipates that additional financings and loans will be required to sustain operations in the future. There can be no assurance that the Company will be successful in raising the required capital. Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of  new debt, issuance of securities, sales of properties and joint ventures.

At June 30, 2011, Eagle Ford had a working capital deficit of $3,721,904.  Eagle Ford will need to raise additional capital during 2011 to fund general corporate working capital needs.  Additionally, as of September 12, 2011, the Company has not paid principal and accrued interest on past due notes payable totaling $3,426,615.  Eagle Ford also owes $545,000 to the convertible bond owners, which had a due date of July 26, 2011, and accrued interest of $61,205.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of Eagle Ford’s business.

4.           BUSINESS ACQUISITION

Reverse Acquisition of Eagle Ford

On June 20, 2011, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. (Sandstone”) in exchange for 17,857,113 shares of common stock of Eagle Ford. Following the acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock resulting in a change of control in which Sandstone controls Eagle Ford post-acquisition. The Acquisition is being accounted for as a “reverse acquisition” in which Sandstone is deemed to be the acquirer and Eagle Ford is deemed to be the acquiree (“Acquiree”). Consequently, the assets and liabilities and the operations reflected in the consolidated financial statements prior to the Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone. The consolidated financial statements after completion of the Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and the Acquiree and its subsidiaries from the closing date of the Acquisition.

The Acquisition has been treated as a recapitalization of the Company for financial accounting purposes. Sandstone is considered the acquirer for accounting purposes, and the historical financial statements of the Acquiree prior to the Acquisition will be replaced with the historical financial statements of Sandstone prior to the Acquisition in all future filings with the SEC.  In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and equivalents	$832
Accounts receivable	1,500
Other current assets	36,653
Oil and gas property	253,671
Goodwill	4,641,061
Total assets acquired	4,933,717

Accounts payable	140,860
Accrued liabilities	559,765
Convertible note, net of debt discount of $41,267	503,733
Notes payable	1,918,709
Notes payable – related parties	35,077
Asset retirement obligation	311
Total liabilities assumed	3,158,455

Net assets acquired	$1,775,262

The allocation of the purchase price was based on preliminary estimates and is provisional. Estimates and assumptions are subject to change upon the receipt of management’s review of the final amounts and final tax returns. This final evaluation of net assets acquired is expected to be completed as soon as a final accounting is performed but no later than one year from the acquisition date. Any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill.  As of June 30, 2011, Eagle Ford evaluated goodwill for impairment and determined the goodwill was fully impaired.

Subsequent purchase of remaining 50% member interests

On August 8 and August 11, 2011, Eagle Ford Oil & Gas Corp. acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 in exchange for 8,970,120 shares of Eagle Ford common stock valued at $2,780,737 based on the trading price on the dates of the transactions.  Eagle Ford now owns 100% of the interests in these ventures. As a result of the acquisition of the SSEP interests, the Company currently owns the entire 38.75% working interest on 2,315 acres located in Lee County, Texas.

The following unaudited pro forma combined financial statements are based on the unaudited historical financial statements of Eagle Ford and Sandstone after giving effect to the acquisition of Eagle Ford and the subsequent purchase of the remaining 50% interests in SSEP1, SSEP2, and SSEP3. The unaudited pro forma combined balance sheet represents the balances as of June 30, 2011 for Eagle Ford as reported in the June 30, 2011 consolidated balance sheet herein, and includes the additional purchase of the remaining 50% interests as if the purchase took place as of the beginning of the period.

Pro forma presentation

The unaudited pro forma combined statements of operations for the six and three months ended June 30, 2011 and 2010, are presented as if (1) the acquisition of Eagle Ford and (2) the purchase of the 50% interests had taken place on the first day of each period by combining the unaudited historical results of Eagle Ford, Sandstone and the purchased 50% interests.

The unaudited pro forma results were as follows:

Unaudited Pro Forma Balance Sheet
As of June 30, 2011

	Historical	Pro Forma
Description	Eagle Ford	Adjustments		Combined

Cash and cash equivalents	$578,768	$-		$578,768
Accounts receivable	1,500	-		1,500
Accounts receivable oil and gas - related party	28,183	-		28,183
Deferred financing cost, net	3,708	-		3,708
Prepaid expenses	5,534	-		5,534
Total current assets	617,693	-		617,693

Oil and gas properties, net	3,423,942	1,281,327	(3)	4,705,269
Pipeline transmission properties, net	23,339	-		23,339
Total property and equipment, net	3,447,281	1,281,327		4,728,608

TOTAL ASSETS	$4,064,974	$1,281,327		$5,436,301

Accounts payable – trade	$243,475	$-		$243,475
Accrued expenses	607,868	-		607,868
Accrued expenses - related parties	62,975	-		62,975
Short-term debt	1,726,578	-		1,759,633
Short-term debt - related parties	958,577	-		958,577
Current maturities of long-term debt	227,131	-		227,131
Convertible debentures, net	512,993	-		512,993
Derivative liability	241,416	-		241,416
Total current liabilities	4,581,013	-		4,581,013

Asset retirement obligation	63,311	-		63,311

TOTAL LIABILITIES	4,644,324	-		4,644,324

Common Stock	22,994	8,970	(1)	31,964
Additional paid-in-capital	4,303,080	2,771,767	(1)	7,074,847
Accumulated deficit	(6,404,834)	-	(2)	(6,404,834)
Total Eagle Ford Oil and Gas Corp. stockholders' equity (deficit)	(2,078,760)	2,789,737		701,977
Noncontrolling interest	1,499,410	(1,499,410)	(2)	-
Total stockholders' equity (deficit)	(579,350)	1,281,327		701,977

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,064,974	$1,281,327		$5,346,301

(1) To record issuance of 8,970,120 shares of Eagle Ford common stock valued at $2,780,737 to acquire the remaining 50% noncontrolling interest in each of SSEP1, SSEP2 and SSEP3.

(2) To eliminate noncontrolling interest to reflect purchase of interests.

(3) To record the cost of SSEP1, SSEP2 and SSEP3 properties acquired at the fair value of consideration paid.

Unaudited Pro Forma Statement of Operations
For the Six Months Ended June 30, 2011

	Historical Eagle Ford	Sandstone 50% Interests	Pro Forma Adjustments		Combined
REVENUE	$219,823	$108,779	$(108,779)	(1)	$245,349
			25,528	(2)
OPERATING EXPENSES
Lease operating expenses	37,977	18,805	(18,805)	(1)	44,248
			6,271	(2)
General and administrative	318,964	27,039	(27,039)	(1)	1,065,486
			746,522	(2)
Impairment expense - goodwill	4,641,061	-	-		4,641,061
Depreciation, depletion and accretion	2,106	-	31,219	(2)	33,325
Total operating expenses	5,000,108	45,844	738,168		5,784,120

Net operating loss	(4,780,285)	62,935	(846,947)		(5,838,771)

OTHER INCOME (EXPENSES)
Interest expense	(96,298)	-	(286,528)	(2)	(382,826)
Loss on sale of furniture and equipment	(3,646)	-	(3,645)	(2)	(3,645)
Gain on settlement of liabilities	11,136	-	-		11,136
Noncontrolling interest	(62,935)	-	62,935	(1)	-
Gain on derivative liability	197,264		-		197,264
Management fee income	54,000	-	-		54,000
Total other expenses	229,037	-	(353,108)		(124,071)
Net income (loss)	$(4,551,248)	$62,935	$(1,200,055)		$(5,662,842)

Net income (loss) per share – basic and diluted	$(0.25)	$0.01	-	$(0.21)

Weighted average common shares outstanding – basic and diluted	18,113,771	8,970,120	-	27,083,891

Unaudited Pro Forma Statement of Operations
For the Six Months Ended June 30, 2010

	Historical Eagle Ford	Sandstone 50% Interests	Pro Forma Adjustments		Combined
REVENUE	$26,399	$13,120	$(13,120)	(1)	$87,399
			51,000	(2)
OPERATING EXPENSES
Lease operating expenses	23,399	11,700	(11,700)	(1)	120,376
			96,977	(2)
General and administrative	186,336	3,179	263,285	(2)	449,702
			(3,098)	(1)
Impairment expense - properties	-	-	748,587	(2)	748,587
Depreciation, depletion and accretion	-	-	17,562	(2)	17,562
Total operating expenses	209,735	14,879	1,111,613		1,336,227

Net operating loss	(183,336)	(1,759)	(1,127,381)		(1,248,828)

OTHER INCOME (EXPENSES)
Interest expense	(15,904)	-	(99,427)	(2)	(115,331)
Loss on settlement of asset retirement obligation	-	-	(21,543)	(2)	(21,543)
Noncontrolling interest	1,678		(1,678)	(1)
Total other expenses	(14,226)	-	(122,648)		(136,874)

Net loss	(197,562)	(1,759)	(1,247,381)		(1,385,702)

Dividends applicable to common stock	-	-	(163,239)	(2)	(163,239)

Net loss attributable to common shareholders	$(197,562)	$(1,759)	$(1,410,620)		$(1,548,941)

Net loss per share – basic and diluted	$-	$0.00	-	$(0.17)

Weighted average common shares outstanding – basic and diluted	-	8,970,120	-	8,970,120

(1)	To record revenues and expenses reclassified from noncontrolling interest.

(2)	To record the income statement amounts of Eagle Ford Oil & Gas for the period from January 1, 2011 and April 1, 2011, respectively, to June 20, 2011

Unaudited Pro Forma Statement of Operations
For the Three Months Ended June 30, 2011

	Historical Eagle Ford	Sandstone 50% Interests	Pro Forma Adjustments		Combined
REVENUE	$176,774	$87,654	$(87,654)	(1)	$190,346
			13,572	(2)
OPERATING EXPENSES
Lease operating expenses	13,072	6,353	(6,353)	(1)	17,667
			4,595	(2
General and administrative	177,923	13,517	(23,165)	(1)	838,416
			670,141	(2)
Impairment expense - goodwill	4,641,061	-	-		4,641,061
Depreciation, depletion and accretion	2,106	-	24,066	(2)	26,172
Total operating expenses	4,834,162	19,870	669,284		5,523,316

Net operating income (loss)	(4,657,388)	67,784	(756,938)		(5,332,970)

OTHER INCOME (EXPENSES)
Interest expense	(38,080)	-	(134,166)	(2)	(172,246)
Management fee income	27,000				27,000
Loss on sale of furniture and equipment	-	-	(3,646)	(2)	(3,646)
Noncontrolling interest	58,136	-	(58,136)	(2)	-
Gain on derivative liability	197,264
Gain on legal settlements - liens	11,136	-	-		11,136
Total other expenses	255,456	-	(195,948)		59,508

Net income (loss)	$(4,401,932)	$67,784	$(952,886)		$(5,273,462)

Net loss per share – basic and diluted
	$(0.24)	$0.01	-		$(0.19)
Weighted average common shares outstanding – basic and diluted	18,367,608	8,970,120	-		27,337,728

Unaudited Pro Forma Statement of Operations
For the Three Months Ended June 30, 2010

	Historical Eagle Ford	Sandstone 50% Interests	Pro Forma Adjustments		Combined
REVENUE	$26,399	$13,200	$(13,200)	(1	$51,351
			24,951	(2
OPERATING EXPENSES
Lease operating expenses	23,399	11,700	(11,700)	(1	34,581
			11,182	(2
General and administrative	118,773	28	(28)	(1)	235,945
Impairment expense - properties	-	-	748,587	(2)	748,587
Depreciation, depletion and accretion	-	-	8,957	(2)	8,957
Total operating expenses	142,172	11,728	874,170		1,028,070

Net operating income (loss)	(115,773)	1,472	(887,370)		(976,720)

OTHER INCOME (EXPENSES)
Interest Expense	(8,736)	-	(51,203)	(2)	(59,939)
Noncontrolling interest	(1,472)	-	1,472	(1)	-
Total other expenses	(10,208)	-	(49,731)		(59,939)

Net income (loss)	(125,981)	1,472	(937,101)		(962,010)

Dividends applicable to common stock	-	-	(76,801)	(2)	(76,801)

Net income (loss) attributable to common shareholders	$(125,981)	$1,472	$(1,013,902)		$(1,113,460)

Net income (loss) per share – basic and diluted	-	$0.00	-	$0.12

Weighted average common shares outstanding – basic and diluted	-	8,970,120	-	8,970,102

(1)	To record revenues and expenses reclassified from noncontrolling interest.
(2)	To record the six and three month income statements of Eagle Ford Oil & Gas Corporation for the period ended June 30, 2010

5.           OIL AND GAS PROPERTIES

All of Eagle Ford’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	Balance as of January 1, 2011	Additions	Dispositions	Balance as of June 30, 2011

Live Oak County, TX	$-	$250,000	$-	$250,000
Vick 1, Lee County, TX	667,062	-	-	667,062
Vick 2, Lee County, TX	1,213,472	58,688	-	1,272,160
Alexander 1, Lee Co., TX	886,487	174,369	(133,058)	927,798
Lee County, Lee Co., TX	287,653	24,316	-	311,969
Exploratory Lease item	8,720	-	(8,720)	-
Vogelsang Lease	-	1,510	-	1,510
	$3,054,674	$508,883	$(141,778)	$3,430,499

In August 2010, the Company purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000. The Dena Forehand #2H and the Kellam#2H were drilled and completed and production began during November and December 2010.

The Vick No: 1 well is currently a drilled and unevaluated well and had drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day.  The Vick No. 1 is currently being evaluated for re-entry to drill and test deeper zones.  The Company has a 19.375% net working interest as of June 30, 2011.

The Vick No: A2 well is currently a drilled and unevaluated well and was drilled as a vertical well and then extended as a horizontal well. Although the well generated initial production, production to date has not been consistently sustained to establish proved reserves.  Options to initiate production are being considered including drilling a new well with a perforated liner.  The Company has a 19.375% net working interest as of June 30, 2011.

The Alexander No: 1 well is currently a drilled and unevaluated well.  Although the well generated initial production, production to date has not been consistently sustained to establish proved reserves.  The well was returned to production and, as of the date of this report, the Alexander 2,500 ft. lateral side-track drilling plan has commenced.  The Company has a 19.375% net working interest as of June 30, 2011.

6.           NOTES PAYABLE

Notes Payable – Related Parties

	June 30, 2011	December 31, 2010

Promissory note to Rick Bobigian - interest at 8% due July 1, 2010; unsecured. (5)	$25,000	$-

Promissory note to Rick Adams - interest at 6% due February 10, 2011; unsecured. (5)	3,017	-

Promissory note to Rick Adams - interest at 6% due March 15, 2011; unsecured. (5)	7,060	-

Promissory note to TDLOG – interest at 8.00% due December 31, 2011; unsecured (7)	817,500	637,500

Promissory note to Pierre Vorster – interest at 12.50% due November 18, 2011; unsecured (8)	106,000	142,000

Less current portion of related party debt	958,577	779,500

Total related party debt – long term	$-	$-

On June 20, 2011, the Company acquired $35,077 of related party notes as a result of the Acquisition (see Note 4).

Notes Payable – Non-Related Parties

	June 30, 2011	December 31, 2010

Promissory note - interest of 7% due August 17, 2009; not secured (1)	$12,000	$-

Promissory note - interest of 7% due August 17, 2009; not secured (1) (6)	12,000	-

Promissory note - interest of 7% due August 17, 2009; not secured. (1) (6)	12,000	-

Promissory note - interest of 7% due August 17, 2009; not secured (1) (6)	12,000	-

Promissory note - interest of 7% due September 10, 2009; not secured (1) (6)	6,000	-

Promissory note - interest of 7% due September 14, 2009; not secured (1) (6)	12,000	-

Promissory note - interest of 7% due September 10, 2009; not secured (1) (6)	6,000	-

Promissory note - interest of 12% due June 30, 2009; (3)	328,578	-

Pipeline mortgage - interest of 8% due September 30, 2009; secured by pipeline (4)	1,000,000	-

Promissory note - interest of 7% due October 19, 2009; not secured. (1)	12,000	-

Promissory note - interest of 7% due September 10, 2009; not secured (1)	12,000	-

Promissory notes - interest of 6% due April 1, 2011 (2)	142,000	-

Promissory notes - interest of 5% due October 15, 2010; not secured (2)	50,000	-

Promissory note - interest of 20% due January 1, 2011; not secured (2)	75,000	-

Promissory note – non-interest bearing, due on demand	20,500	23,000

Promissory note – non-interest bearing, due on demand	13,500	23,500

Promissory note – non-interest bearing, due on demand	1,000	3,500

Promissory note - interest of 5% due January 1, 2012; not secured.	227,131	-

Less current portion	1,953,709	50,000

Total long term portion of debt to non-related parties	-	-

Total debt to non-related parties	$1,953,709	$50,000

On June 20, 2011, the Company assumed $1,918,709 of non-related party notes as a result of the Acquisition (see Note 4).

(1)
In 2009, Eagle Ford borrowed $96,000 from three different parties for general corporate purposes.  None of these notes have been repaid and are in default. No demand has been made for payment.  Eagle Ford is continuing to accrue interest on these notes at the stated rate.  In July 2011, two of these parties agreed to convert $60,000 of notes into 142,337 shares of Eagle Ford common stock at a price of $0.45 per share.  See Item (6).

(2)
In 2010, Eagle Ford borrowed $267,000 from 4 different parties for drilling on the Wilson Field lease and for general corporate purposes.  None of these notes have been repaid and are in default. No demand has been made for payment.  Eagle Ford is continuing to accrue interest on these notes at the stated rate.

(3)
All principal and interest became due June 30, 2009.  This note has not been repaid and is in default. No demand has been made for payment.  Eagle Ford is continuing to accrue interest on this note at the stated rate.

(4)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default.   There has been a judgment rendered against Eagle Ford in the amount of the mortgage (see Note 10). Eagle Ford is in discussions with the lender to restructure the mortgage. Eagle Ford is continuing to accrue interest on these notes at the stated rate.

(5)
Eagle Ford borrowed $35,077 from two related parties for general corporate purposes.  All three notes are in default.  No demand has been made for payment.  Eagle Ford is continuing to accrue interest on these notes at the stated rate.  In July 2011, Rick Adams agreed to waive interest and principal payment for this note, thus canceling it.

(6)	On July 13, 2011, Eagle Ford agreed with two note holders to convert $60,000 of debt and $8,322 of accrued interest into 142,337 shares of common stock at a price of $0.42 per share.

(7)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford.

(8)	Pierre Vorster is a former owner of Sandstone Energy, LLC. and owns 178,571 shares of Eagle Ford common stock.

The following are maturities on all debt and convertible notes for the next five years (including the debentures described in Note 7):

Principal Amount

2011	3,205,155
2012	227,131
2013	-
2014	-
Thereafter	-

Total debt	$3,432,286

7.           CONVERTIBLE DEBENTURES

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Acquisition (see Note 4).  The Secured Convertible Debentures matured on July 26, 2011, and bear interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each unit.  The related financing costs have been recorded as deferred financing costs on the balance sheet and will be amortized over the term of the convertible debentures.  For the six months ended June 30, 2011, $1,125 of the deferred financing cost was amortized to interest expense.  There have been no shares issued for the interest payable as of the date of this report, nor have the Debentures been repaid.  The interest for these debentures is accrued at the 12% rate and is included in accrued expenses.  The Debentures are secured by an interest in three oil and gas producing wells that are in a 2,300 acre lease in Live Oak County, Texas.  The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share.  The Debentures may also be satisfied by transferring the lease to the investors.  Eagle Ford is in negotiation with the debenture holders and no agreement has been made on the settlement at the date of this report.

On June 20, 2011, the Company also assumed $41,267 of debt discount associated with the Secured Convertible Debentures, noted above, as a result of the Acquisition (see Note 4).  Amortization of the debt discount of $0 and $9,260 was recorded as interest expense for the three and six months ending June 30, 2011 The remaining debt discount balance of $32,007 will be amortized over the remaining life of the debentures, which matured on July 26, 2011.

8.           DERIVATIVE LIABILITY

On June 20, 2011, the Company granted 1,000,000 warrants in connection with the conversion of Eagle Ford’s convertible preferred shares prior to the Acquisition by Sandstone (see Note 9).  The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680.  The Company re-measured the warrants as of June 30, 2011 and determined the fair value to be $241,416.  The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $197,264 for the three and six months ended June 30, 2011.

Activity for the derivative warrant instruments during the six months ended June 30, 2011 was as follows:

	December 31, 2010	Activity During the Period	Decrease in Fair Value of Derivative Liability	June 30, 2011

Derivative warrant instruments	$-	$438,680	$(197,264)	$241,416
Total	$-	$438,680	$(197,264)	$241,416

The assumptions used in the lattice model to determine the fair value of the warrants as of June 20, 2011 and June 30, 2011 are as follows:

	June 20, 2011	June 30, 2011
Exercise price	$0.30-$0.50	$0.40 - $0.50
Risk free discount rate (1)	0.68%	0.81%
Volatility (2)	262.26%	262.26%
Projected future offering price (3)	$0.20-$1.00	$0.20 - $1.00
Stock price on measurement date	$0.45	$0.25
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

9.            SHAREHOLDERS’ AND MEMBERS’ EQUITY

On June 20, 2011, the Company completed the conversion of its Preferred D stock along with all accrued interest for those shares, issuing 363,698 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share in exchange for 727,396 shares of Preferred D stock.  The conversion eliminated the last outstanding preferred stock of the Company and was completed before the Acquisition by Sandstone.

On June 20, 2011, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. (Sandstone”) in exchange for 17,857,113 shares of common stock of Eagle Ford. Following the acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock resulting in a change of control in which Sandstone controls Eagle Ford post-acquisition.

Subsequent to the Acquisition, in June 2011, Eagle Ford received proceeds of $405,310 from the sale of 1,192,089 common shares to six investors.

Warrant activity during the six months ended June 30, 2011 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	-	$-	$-
Granted	1,000,000	0.50	-
Exercised	-	-	-
Expired	-	$-	$-
Outstanding and exercisable at June 30, 2011	1,000,000	$0.50	$-

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  See Note 8.

As of June 30, 2011, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.25 per share.

10.           COMMITMENTS AND CONTINGENCIES

On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against Eagle Ford (f/k/a ECCO Energy) for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).  Eagle Ford is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have not reached a satisfactory agreement with the lender, although a settlement is being actively pursued.

Eagle Ford has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas.  Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property.  The County has initiated legal proceedings to collect those taxes by placing tax liens on the property.  As of June 30, 2011, Eagle Ford owed $43,452 for these property taxes.

11.           SUBSEQUENT EVENTS

On July 13, 2011 and July 18, 2011, Eagle Ford issued 211,906 common shares, with a fair market value based on the stock’s closing market price of $157,739 for services performed.

On July 18, 2011, Eagle Ford issued 142,337 common shares, with a fair market value of $106,753 based on the stock’s closing market price, to settle $68,322 of notes payable and accrued interest.  The transaction resulted in a loss on extinguishment of debt of $38,431.

On July 26, 2011 and August 23, 2011, Eagle Ford sold 137,147 of common shares for gross proceeds of $41,192.  No placement costs were incurred.

On August 5, 2011, Eagle Ford entered into an agreement to purchase a 1.5% working interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana for $100,000 plus 75% of all costs from GFX Energy, Inc. (“GFX”),

On August 8 and August 11, 2011, Eagle Ford acquired the remaining interests in each of SSEP1, SSEP2 and SSEP3 in exchange for 8,970,120 shares of Eagle Ford common stock valued at $2,780,737 based on the trading price on the dates of the transactions.  As a result of the transactions, the Company acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3. Eagle Ford now owns 100% of the interests in these ventures. As a result of the acquisition of SSEP interests, the Company currently owns the entire 38.75% working interest on 2,315 acres located in Lee County, Texas.

The Company evaluated subsequent events through the date the financial statements were issued, and there were no other significant events to report.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

- the cyclical nature of the natural gas and oil industries to meet our obligations, finance operating deficits and fund acquisitions, exploration and development and continue as a going concern
- our ability to obtain additional financing
- our ability to successfully and profitably find, produce and market oil and natural gas
- uncertainties associated with the United States and worldwide economies
- substantial competition from larger companies
- the loss of key personnel
- operating interruptions (including weather, leaks, explosions and lack of rig availability) - the cyclical nature of the natural gas and oil industries

 BUSINESS OPERATIONS

We (“Eagle Ford” or the “Company”) are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas-Louisiana Gulf Coast Region. Our strategy is to grow our asset base by investing in oil and gas drilling and production in various locations in that region.

Our shares of common stock are traded on the Over-the-Counter Bulletin Board, with the symbol ECCE.OB.

RECENT DEVELOPMENTS

On June 20, 2011, Eagle Ford issued 82% of its shares to acquire all of the membership interests in Sandstone Energy, LLC, (“Sandstone”), resulting in a change in control, in which the former holders of all of the Sandstone memberships interest became the majority shareholders of Eagle Ford (the “Acquisition”). The Acquisition is being accounted for as a “reverse acquisition” in which Sandstone is deemed to be the acquirer and Eagle Ford is deemed to be the Acquiree (“Acquiree”). Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements prior to the Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone, and the consolidated financial statements after completion of the Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and operations of the Acquiree and its subsidiaries from the closing date of the Acquisition.

As a result of the Acquisition, the Company’s most significant oil and gas asset at June 30, 2011 was Sandstone’s 50% interest in three well bores and 100% of the remaining 38.75% working interest in 2,315.6 gross acres in Lee County, Texas (the “Lee County Prospect”). The first well drilled within the Lee County Prospect was the Vick No. 1 which was drilled in late 2009.  The vertical pilot well showed commercial potential but was abandoned after encountering production problems.  The Company currently has two wells which have intermittently been producing oil, the Vick #2, drilled in 2010 and the Alexander #1, both of which were drilled in 2010. All of the Company’s wells in the Lee County Prospect (the Lee County Wells”) are operated by a third party.  We anticipate that over 20 wells may ultimately be drilled on the Lee County Prospect.

In connection with the Acquisition, Paul L. Williams became our Chief Executive Officer, and Ralph “Sandy” Cunningham Jr., became our President and Chief Operating Officer, of the Company. Also, Mr. Williams and Thomas E. Lipar were added to our Board of Directors, with Mr. Lipar being elected the Chairman of the Board. Richard M. Adams, the Company’s former President and Chief Executive Officers, became our Chief Financial Officer and remained as a member of our Board of Directors.

Each of the wells drilled on the Lee County Prospect were drilled through a single purpose limited liability company in which Sandstone had 50% of the membership interests and other investors had the remaining 50% of the working interests.  These entities include Sandstone Energy Partners I, L.L.C. (“SSEP1”), Sandstone Energy Partners II, L.L.C. (“SSEP2”) and Sandstone Energy Partners III, L.L.C. (“SSEP3”). In August 2011, the Company acquired the remaining 50% interest in each of these entities (the “SSEP Interests”) in exchange for the issuance of a total of for a total of 8,970,120 shares of common stock of the Company in a private placement.  As a result of the acquisition of SSEP Interests the Company currently owns the entire 38.75% working interest in the Lee County Prospect. As the acquisition of the SSEP Interests took place after the end of the second quarter, the acquired assets and operations acquired were not included in the consolidated financial statements at June 30, 2011.

On August 5, 2011, Eagle Ford entered into an agreement to purchase a 1.5% working interest in the Bayou Choctaw Project (the “Choctaw Interest”) located in Iberville Parish, Louisiana from GFX Energy, Inc. (“GFX”), The total purchase price paid to GFX for the 1.5% working interest by Eagle Ford was $100,000 and our agreement to pay 75% of all costs paid and incurred by GFX as to the Choctaw Interest. These costs totaled $168,750 through June 30, 2011. The Bayou Choctaw Project (“Bayou Choctaw”) involves working interests in approximately 1,500 acres of leases in the Bayou Choctaw Field (“Bayou Choctaw”), located 13 miles southwest of Baton Rouge, Louisiana in West Baton Rouge and Iberville Parishes, Louisiana. The field is a salt dome structure that was discovered by Exxon in 1931 and, to date, a total of 373 wells have produced over 30 million barrels of oil and 30 Bcf of natural gas. The majority of oil production was from sands that range in depth from 2,000 to 9,000 ft. and are located near the flanks of the dome.

The Company also plans to acquire additional leases and other oil and gas properties or interests in the Texas-Louisiana Gulf Coast region.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Over the next twelve months, our strategy is to grow our asset base by investing in oil and gas drilling and production in the Texas-Louisiana Gulf Coast region of Texas. Although we do not currently operate any of our wells, we desire to acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

The execution of our growth strategy is dependent on a number of factors including oil and gas prices, the availability of oil and gas properties that meet our economic criteria and the availability of funds on terms that are acceptable to us, if at all. There is no assurance that these factors will occur. We will require substantial additional capital to meet our current obligations and long term operating requirements and acquisition objectives.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Our net loss for the six months ended June 30, 2011 was $4,614,183 compared to a net loss of $199,240 for the six months ended June 30, 2011 (an increase of $4,414,943). The net loss increased primarily because of the impairment of goodwill associated with the Acquisition.  The impairment of goodwill resulted in a $4,641,061 write-off.

For the six months ended June 30, 2011, we generated revenue of $219,823 compared to revenue of $26,399 generated for the six months ended June 30, 2010 (an increase of $193,424). The increase in revenues for the six months ended June 30, 2010 was the result of increased production volume from the Company’s wells. For the six months ended June 30, 2011, we sold 2,792 barrels of oil at an average price of $78.49 per barrel.  We also sold 356 Mcf of natural gas at an average price of $4.12 per Mcf during the same period. During the six months ended June 30, 2010, we sold approximately 356 barrels of oil at an average price of $74.15 and no natural gas.  As of June 30, 2011, only the Live Oak County wells remained online, as the others are in various stages of completion.

For the six months ended June 30, 2011, we incurred operating expenses of $5,000,108 compared to $209,735 for the six months ended June 30, 2010 (an increase of $4,790,373). These operating expenses incurred for the six months ended June 30, 2011 consisted of: (i) depreciation and depletion of $2,106 on the Live Oak wells; (ii) general and administrative expenses of $318,964; (iii) lease operating expenses of $37,977; and (iv) a loss on the impairment of goodwill of $4,641,061.   General and administrative expense increased by $132,628, primarily related to Acquisition and related accounting and legal expenses.

Depreciation and depletion of oil and gas properties increased by $2,106 for the six months ended June 30, 2011 due to the addition of the Live Oak County wells in 2011.  Our lease operating expenses increased by $14,578 during the six months ended June 30, 2011, which reflected the production expenses for the Vick No. 2 and Alexander No. 1 wells. Interest expense increased by $80,394 for the six months ended June 30, 2011 due to an increase in the balance of outstanding loans.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Our net loss for the three months ended June 30, 2011 was $4,460,068 compared to a net loss of $124,509 for the three months ended June 30, 2010 (an increase of $4,335,559).   The loss for the three months ended June 30, 2011, is attributable primarily to an impairment of goodwill charge of $4,641,061 related to the Acquisition.  General and administrative expenses increased due to accounting and legal fees.

For the three months ended June 30, 2011, we generated revenue of $176,774 compared to revenue of $26,399 generated for the three months ended June 30, 2010 (an increase of $150,375). The increase in revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was the result of the initial production associated with the Lee County Wells.  For the three months ended June 30, 2011, we sold 2,256 barrels of oil at an average price of $77.70 per barrel.  We also sold 356 Mcf of natural gas at an average price of $4.12 per Mcf from the Live Oak County wells. During the three months ended June 30, 2010, Eagle Ford sold approximately 356 barrels of oil at an average price of $74.15 and no production of natural gas.  As of June 30, 2011, only the Live Oak County wells are in production, as the other wells are in the completion stage.

For the three months ended June 30, 2011, we incurred operating expenses of $4,834,162 compared to $142,172 for the three months ended June 30, 2010 (an increase of $4,691,990). These operating expenses incurred for the three months ended June 30, 2011 consisted of: (i) depreciation and depletion of $2,106; (ii) general and administrative expenses of $177,923;  (iii) lease operating expenses of $13,072; and (iv) a goodwill impairment charge of $4,641,061 relating to the Acquisition.   Acquisition expenses added greatly to the costs during the period ending June 30, 2011, with general and administrative expenses increasing by $59,150.

Our lease operating expenses decreased by $10,327 during the three months ended June 30, 2011, which reflected the lower expenses related to maintenance incurred by both the Vick No. 2 and the Alexander No. 1 wells.

Interest expense increased by $29,344 for the three months ended June 30, 2011 due to the higher balance of outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

At June 30, 2011, our current assets were $617,693 and our current liabilities were $4,339,597, which resulted in a working capital deficiency of $3,721,904.At June 30, 2011, our total liabilities were $4,644,324 consisting of: (i) $243,475 in accounts payable - trade; (ii) $607,868 in accrued expenses; (iii) $62,975 in accrued expenses – related parties; (iv) $1,726,578 in short-term debt – third parties; (v) $958,577 in short-term debt – related parties; (vi) $227,131 in current maturities of long-term debt; (vii) $512,993 in convertible debt; (viii) $241,416 in derivative liabilities; and (ix) $63,311 in asset retirement obligations.

Stockholders’ equity decreased from $2,284,633 at December 31, 2010 to a deficit of $579,350 as of June 30, 2011.  The decrease was primarily due to the write-off of goodwill related to the acquisition of Sandstone by Eagle Ford. This deficit was increased by the loss from operations for the first six months of 2011.

Cash Flows

Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the six months ended June 30, 2011 was increased primarily by the $316,847 reduction in accounts receivable.

Cash Flows from Investing Activities

The change in cash flows from investing activities represents reduced capital expenditures on oil and gas properties partially offset by proceeds from the sale of a portion of the Lee field.

Cash Flows from Financing Activities

We have financed some of our operations from the issuance of equity and loans. We received $405,310 from six investors during the quarter ending June 30, 2011 from the sale of 1,192,089 shares in a private placement.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

At June 30, 2011, we had a working capital deficit of $3,721,904.  We will need to raise additional capital during 2011 to fund general corporate working capital needs.  Additionally, as of September 12, 2011, we have not paid principal and accrued interest on past due notes payable totaling $3,426,615.  We also owe $545,000 to the convertible bond owners, which had a due date of July 26, 2011, and accrued interest of $61,205. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect or future wells on that and other prospects.

We anticipate that additional financings and loans will be required to sustain operations in the future. There can be no assurance that the Company will be successful in raising the required capital.    Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of  new debt, issuance of securities, sales of properties and joint ventures. The Company also intends to continue to negotiate with holders of its current debt to convert such debt into equity or otherwise restructure such debt.

As we have no debt or equity funding commitments, we will need to rely upon best efforts financings.  The Company is currently conducting on ongoing private placement for the sale of up to $6 million in common stock.  We received $405,310 from six investors during the quarter ending June 30, 2011 from the sale of 1,192,089 shares in the private placement. The Company is also conducting ongoing discussions with potential lenders, investors and merger partners and acquisition candidates. There can be no assurance that the Company will be successful in raising the required capital in the private placement or from any other source.

The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business. We anticipate that our working capital requirements will continue to be funded through a combination of our future revenues, existing funds, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We anticipate that additional financings and loans will be required to sustain operations in the future. In addition, we anticipate that for the foreseeable future such financings are likely to rely heavily on the issuance of equity.  There can be no assurances that such equity issuances will be at dilution levels that will be highly dilutive to existing holders or our common stock or other stakeholders.

There can be no assurance that we will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, outside of any items related to the drilling or completion of the Lee County wells.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Paul Williams, our Chief Executive Officer, and Richard Adams, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2011. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken.  Based on that evaluation, Messrs. Williams and Adams concluded that our disclosure controls and procedures were not effective as of June 30, 2011.  We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On June 21, 2011, Eagle Ford purchased all of the membership interests in Sandstone. As consideration for the sale to the Company of all of the membership interests in Sandstone, the Company issued 17,857,113 shares of Common Stock of the Company to the former owners of the membership interests in Sandstone. These included issuance of 8,928,557 shares to TDLOG, L.L.C., 8,749,985 shares to Driftwood Resources, L.L.C. and 178,571 shares to Pierre Vorster.

During the last week of June, 2011, Eagle Ford raised $405,310 by the sale of 1,192,089 shares to common stock to six investors in a private placement.  These shares were sold at an average price of $0.34 per share.

On July 13, 2011, Eagle Ford agreed with two note holders and converted $60,000 of debt and $8,322 of accrued interest into 142,337 shares of common stock at a price of $0.42 per share.

On July 13, 2011, Eagle Ford issued 11,906 shares of common stock, at a price of $0.42 per share, to settle an outstanding balance of $5,000 relating to prior period legal work.

On July 18, 2011, Eagle Ford issued 200,000 shares of restricted common stock to four members of its Technical Services team as an incentive for work relating to oil and gas properties.  The shares had a value of $0.75 per share on that date.

On July 18, 2011, Eagle Ford issued 91,691 shares of common stock to four investors at a price for $34,782.

On August 4, 2011, Eagle Ford issued 45,455 shares for a total of $14,954 of common stock to one investor in a private placement.

On August 18, 2011, as consideration for the sale to Eagle Ford of the remaining SSEP Interests, the Company issued 8,970,120 of restricted Common Stock of the Company to the membership interest owners of SSEP1, SSEP2 and SSEP3. This included the issuance of 3,251,189 shares to TDLOG, L.L.C., 2,602,563 shares to Wood Limited Partnership, L.P., 1,122,175 shares to Safari Adventure Productions, Inc., 1,053,565 shares to Derek Schmidt, 705,470 shares to Valor Interest Partners, L.L.C., and 235,158 shares to Jeff Morgenroth.

The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were issued in a privately negotiated transaction with persons with whom we had prior material business relations and were restricted from resale or other applicable exemptions from registration.

Item 6.                      Exhibits.

Exhibit Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE FORD OIL & GAS CORP.

Date: September 13, 2011	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: CEO

Date: September 13, 2011	By:	/s/ Richard H. Adams
Richard H. Adams
Title: CFO