Form 10-Q
period 2011-09-30
Eagle Ford Oil & Gas Corp
filed 2011-11-21
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

33,691,089 shares of the registrant’s common stock were outstanding as of November 18, 2011.

 EAGLE FORD OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$96,098	$414
Accounts receivable - production	35,115	305,927
Deferred offering costs	37,500	-
Prepaid expenses	48,385	-
Total current assets	217,098	306,341

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs subject to amortization	222,529	-
Costs not subject to amortization	3,071,294	2,533,537
Pipeline transmission properties	30,839	-
Less accumulated depreciation and depletion	(5,295)	-
Total property and equipment, net	3,319,367	2,533,537

OTHER ASSETS
Advances to operators	-	174,485

TOTAL ASSETS	$3,536,465	$3,014,363

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$490,904	$147,736
Accrued expenses	765,230	73,729
Accrued expenses to related parties	66,708	21,141
Third party advances	-	115,000
Notes payable, current portion	1,896,709	142,000
Notes payable to related parties, current portion	817,500	637,500
Convertible debentures	545,000	-
Total current liabilities	4,582,051	1,137,106

Derivative liability - warrants	188,982	-
Asset retirement obligations	24,625	20,072
TOTAL LIABILITIES	4,795,658	1,157,178

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,446,090 and 17,857,113 shares issued and outstanding, respectively	33,446	17,857
Additional paid-in-capital	5,370,302	1,273,815
Accumulated deficit	(6,662,941)	(863,197)
Total Eagle Ford Oil & Gas Corp. shareholders’ (deficit) equity	(1,259,193)	428,475
Noncontrolling interest	-	1,428,710
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(1,259,193)	1,857,185

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$3,536,465	$3,014,363

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE	$8,115	$24,790	$227,139	$51,189

OPERATING EXPENSES
Lease operating expenses	22,652	2,785	133,186	5,055
General and administrative expenses	614,655	127,727	947,354	365,069
Depreciation, depletion and accretion	3,192	391	7,202	781
Impairment of goodwill	-	-	5,125,081	-
Total operating expenses	640,499	130,903	6,212,823	370,905

Net operating loss	(632,384)	(106,113)	(5,985,684)	(319,716)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	94,152	-	105,288	-
Interest expense	(80,807)	(11,410)	(167,845)	(27,314)
Unrealized gain on change in warrant derivative value	52,434	-	249,698	-
Other expense	(2,000)	-	(1,201)	-
Total other income (expense)	63,779	(11,410)	185,940	(27,314)

Net loss	(568,605)	(117,523)	(5,799,744)	(347,030)
Net income (loss) attributable to noncontrolling interest	-	(10,460)	14,592	(19,152)
Net loss attributable to Eagle Ford Oil & Gas Corp.	$(568,605)	$(127,983)	$(5,785,152)	$(366,182)

Loss per common share (basic and diluted)	$(0.02)	$(0.02)	$(0.27)	$(0.06)

Weighted average common shares outstanding (basic and diluted)	27,116,352	8,131,252	21,121,949	6,445,514

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2011
(Unaudited)

	Common Stock		Additional		Non-	Total Shareholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance, December 31, 2010	17,857,113	$17,857	$1,273,815	$(863,197)	$1,428,710	$1,857,185

Distributions to shareholders	-	-	(50,545)	-	-	(50,545)

Effect of Reverse Acquisition	3,945,027	3,945	1,771,317	-	-	1,775,262

Common shares issued for cash	1,773,447	1,773	538,738	-	-	540,511

Common shares issued for exchange of notes payable	418,477	419	161,656	-	-	162,075

Common shares issued for exchange of accounts payable - trade	20,000	20	2,980	-	-	3,000

Common shares issued for services	211,906	212	157,527	-	-	157,739

Common shares issued for deferred offering costs	250,000	250	37,250	-	-	37,500

Capital contribution for debt forgiveness	-	-	10,549	-	-	10,549

Capital contribution for debt extinguishment	-	-	32,683	-	-	32,683

Acquisition of noncontrolling interest	8,970,120	8,970	1,434,332	-	(1,443,302)	-

Net loss	-	-	-	(5,799,744)	14,592	(5,785,152)

Balance, September 30, 2011	33,446,090	$33,446	$5,370,302	$(6,662,941)	$-	$(1,259,193)

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(5,799,744)	$(347,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	157,739	-
Depreciation, and depletion	5,295	-
Accretion of asset retirement obligation	1,907	781
Gain on settlement of debt	(105,288)	-
Impairment of goodwill	5,125,081	-
Unrealized gain on change in derivative value	(249,698)	-
Changes in operating assets and liabilities:
Accounts receivable – production	272,312	-
Prepaid expenses	(11,732)	-
Advances to operators, net	174,485	-
Accounts payable – trade	208,266	118,549
Accrued expenses	168,674	(10,265)
Accrued expenses to related parties	66,708	21,141
Net cash provided by (used in) operating activities	14,005	(216,824)

Cash flows from investing activities:
Additions to oil and gas properties	(535,119)	(1,925,654)
Cash acquired from reverse acquisition	832	-
Net cash used in investing activities	(534,287)	(1,925,654)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	180,000	344,000
Payments made on notes payable	(54,000)	(54,000)
Payments of advances from third parties	-	(5,000)
Proceeds from sale of common stock	540,511	1,992,136
Distributions to shareholders	(50,545)	-
Net cash provided by financing activities	615,966	2,277,136

Net increase in cash and cash equivalents	95,684	134,658
Cash and cash equivalents, at beginning of period	414	34,386
Cash and cash equivalents, at end of period	$96,098	$169,044

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financial activities:
Common stock issued for Reverse Acquisition	$1,775,262	$-
Change in asset retirement obligation	$2,335	$12,600
Common shares issued for deferred offering costs	$37,500	$-
Common shares issued to settle notes payable	$162,075	$-
Common shares issued to settle accounts payable	$3,000	$-
Common shares issued to purchase non-controlling interest	$2,780,737	$-
Debt and accrued interest forgiven by officer recorded as contributed capital	$10,549	$-
Personal shares exchanged by officer to settle advances payable	$32,683	$-

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION

Eagle Ford Oil & Gas Corp. (“Eagle Ford” or the” Company”) is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas and Louisiana-Gulf Coast Region. Eagle Ford’s strategy is to grow its asset base by purchasing or investing in oil and gas drilling projects in the Texas and Louisiana regions.

On June 20, 2011, pursuant to a Purchase Agreement, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. (“Sandstone”), an exploration stage entity at the time, in exchange for 17,857,113 shares of common stock of Eagle Ford (the “Reverse Acquisition”). Following the Reverse Acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock.

Sandstone Energy, L.L.C.’s principal assets at the date of the Reverse Acquisition were 50% membership interests in each of Sandstone Energy Partners I, L.L.C. (“SSEP1”), Sandstone Energy Partners II, L.L.C. (“SSEP2”) and Sandstone Energy Partners III, L.L.C. (“SSEP3”). On August 8 and August 11, 2011, Eagle Ford acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302  in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford now owns 100% of the interests in these ventures.

Accounting Treatment; Change of Control

As discussed above, in connection with the Reverse Acquisition, Eagle Ford issued 82% of its shares to acquire all of the membership interests in Sandstone resulting in a change in control in which the former holders of all of the membership interests became the majority shareholders of Eagle Ford. The Reverse Acquisition is being accounted for as a “Reverse Acquisition” in which Sandstone is deemed to be the accounting acquirer (“Acquirer”) and Eagle Ford is deemed to be the accounting acquiree (“Acquiree”). Consequently, the assets and liabilities and the historical operations reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone. The consolidated financial statements after completion of the Reverse Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and the Acquiree and its subsidiaries from the closing date of the Reverse Acquisition. In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

Eagle Ford continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following the Reverse Acquisition.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Eagle Ford have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with Eagle Ford’s Form 8-KA filed on November 4, 2011 with the SEC with respect to the Reverse Acquisition.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include all accounts of Eagle Ford and its subsidiaries: Sandstone, SSEP1, SSEP2, and SSEP3. All significant inter-company balances and transactions have been eliminated in consolidation.

Nature and Classification of the Noncontrolling Interest in the Consolidated Financial Statements

A noncontrolling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent. A noncontrolling interest is the ownership interest held by owners other than the consolidating parent. The noncontrolling interest is reported in the consolidated balance sheets separately from shareholders’ equity. The noncontrolling interest in the current year’s income (loss) is segregated from the net income (loss) attributable to the Company’s shareholders. Noncontrolling equity interests in the consolidated subsidiaries is increased by equity contributions and the proportionate share of the subsidiaries’ earnings and is reduced by dividends, distributions and the proportionate share of the subsidiaries’ incurred losses.

Prior to August 8 and August 11, 2011, the Company held a 50% controlling interest in SSEP1, SSEP2, and SSEP3, and the remaining 50% interest not held by the Company was accounted for as noncontrolling interest. On August 8 and August 11, 2011, the Company acquired the remaining 50% interest, resulting in the Company owning, as of those dates, 100% of SSEP1, SSEP2, and SSEP3 and the removal of noncontrolling interest in the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Eagle Ford's consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties; timing and costs associated with its asset retirement obligations; estimates for the realization of goodwill; and estimates of the value of derivative financial instruments.

Reclassifications

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

Oil and Gas Properties, Full Cost Method

Eagle Ford uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs, are capitalized. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Eagle Ford assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Eagle Ford to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of proved oil and gas properties, including future development costs, if any, are amortized using the units of production method over the estimated proved reserves.

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of September 30, 2011 and December 31, 2010.

Depletion

Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment (ceiling test) indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification (“ASC”) 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and is subject to amortization. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

The following table describes changes in our asset retirement obligation during the nine months ended September 30, 2011 and the year ended December 31, 2010.

	Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
ARO liability at beginning of period, current and noncurrent	$20,072	$6,300
Liabilities incurred from drilling and acquisitions	2,646	12,600
Accretion	1,907	1,172
ARO liability at end of period, current and noncurrent	$24,625	$20,072

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

Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the diluted calculation when a loss is incurred as their effect would be antidilutive. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased.

All of Eagle Ford’s 1,000,000 warrants outstanding were "out of the money" and therefore, did not have any dilutive effect under the treasury stock method to the diluted net loss per share calculation for the three and nine month periods ended September 30, 2011 and 2010. The convertible debentures representing potential dilutive common shares of 605,556 were also “out of the money” with a conversion rate of $0.90 per share. Had the warrants and convertible debentures been “in the money” they still would have been excluded from diluted weighted average shares for the three and nine months ended September 30, 2011and 2010 due to losses incurred during those periods. There were no stock options outstanding as of or during the three and nine month periods ended September 30, 2011 and 2010.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2011 and December 31, 2010, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At September 30, 2011, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 85% and 100% of Eagle Ford's total oil and gas revenues for the nine months ended September 30, 2011 and 2010, respectively, and sales to a single customer comprised 100% and 100% of Eagle Ford's total oil and gas revenues for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, Eagle Ford's accounts receivable from its primary customer was $35,115 and $305,927, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford's production, there are a substantial number of alternative buyers for its production at comparable prices.

Property and Equipment, other than Oil and Gas Properties

Property and equipment are stated at cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements are charged to operations as incurred. Cost and accumulated depreciation and amortization are removed from the accounts when assets are sold or retired, and the resulting gains or losses are included in operations.

Depreciation of property and equipment is provided using the straight-line method applied to the expected useful lives of the assets:

Estimated useful lives
Pipeline transmission properties	20 years
Machinery and equipment	3 – 7 years
Office furniture, fixtures and equipment	3 – 5 years

Intangibles

As a result of the Reverse Acquisition (See Note 4) on June 20, 2011, Eagle Ford recorded goodwill of $5,125,081. ASC 350-20, Intangibles – Goodwill and Other, eliminated the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At June 30, 2011, Eagle Ford completed its initial impairment testing of goodwill and determined that the entire $5,125,081 of goodwill should be impaired.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2011, the Company did not identify any uncertain tax positions.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the statement of operations.

Share-Based Compensation

The Company follows ASC 718 - Compensation - Stock Compensation under which the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates, if available. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 7 for discussion of the impact the derivative financial instruments had on the Company’s financial statements and results of operations.

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Other income (expense) – Unrealized gain (loss) on change in warrant derivative value.”

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 7 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011. There were no transfers of financial assets between levels during the nine months ended September, 30, 2011. The Company held no financial assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2010.

	Carrying Value at September 30, 2011	Fair Value Measurement at September 30, 2011
		Level 1	Level 2	Level 3

Derivative liability	$188,982	$-	$-	$188,982

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a loss contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. The Company expenses legal costs associated with contingencies as incurred.

Environmental Expenditures

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at September 30, 2011 and December 31, 2010.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from September 30, 2011 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements, for the nine months ended September 30, 2011, Eagle Ford incurred a net loss attributable to common shareholders of $5,785,152. During the nine months ended September 30, 2011, operating expenses (before impairment of goodwill) exceeded revenue by $860,603. At September 30, 2011 and December 31, 2010, the Company had a working capital deficit of $4,364,953 and $830,765, respectively, and held cash and cash equivalents of $96,098 and $414, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management is working to improve its liquidity and its results from operations by raising additional capital and investing in the drilling of additional wells to improve future earnings and cash flow. Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of new debt, issuance of securities, sales of properties and joint ventures. Management anticipates that additional financings and loans will be required to sustain operations in the future. There can be no assurance that the Company will be successful in raising the required capital.

The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of Eagle Ford’s business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. BUSINESS ACQUISITIONS

Reverse Acquisition

On June 20, 2011, Eagle Ford acquired all of the membership interests of Sandstone in exchange for 17,857,113 shares of common stock of Eagle Ford. Following the Reverse Acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock resulting in a change of control in which Sandstone controls Eagle Ford post-acquisition. The Agreement provided for contingent consideration equal to 6% of Eagle Ford’s then issued and outstanding shares of common stock, determined immediately following the Closing Date, on a fully diluted basis, (the “Contingent Consideration”) to all record owners of Eagle Ford’s common stock immediately prior to the Reverse Acquisition, issued and apportioned to each such owner based upon the percentage of such stock owned immediately prior to the Closing, if and upon successful noncash resolution within one year from Closing Date of an unsatisfied judgment issued against Eagle Ford prior to the acquisition of Sandstone.

For accounting purposes of the Reverse Acquisition, Sandstone is deemed to be the accounting acquirer (“Acquirer”) and Eagle Ford is deemed to be the accounting acquiree (“Acquiree”). Consequently, the assets and liabilities and the operations reflected in the consolidated financial statements prior to the Reverse Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone. The consolidated financial statements after completion of the Reverse Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and the Acquiree and its subsidiaries from the closing date of the Reverse Acquisition.

Immediately preceding the acquisition, Eagle Ford shareholders held 3,945,027 shares of common stock. The purchase consideration to acquire Old Eagle Ford was based on the fair value of the 3,945,027 shares of common stock, (utilizing the closing price of $0.45 on June 20, 2011) which was determined to be $1,775,262. The purchase consideration to acquire Old Eagle Ford also includes the Contingent Consideration discussed above. The Company determined the estimated fair value of the Contingent Consideration as of the acquisition date to be de minimus.

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

Cash and equivalents	$832
Accounts receivable	1,500
Other current assets	36,653
Oil and gas property	253,671
Goodwill	5,125,081
Total assets acquired	5,417,737

Accounts payable	144,933
Accrued liabilities	559,765
Convertible note	545,000
Notes payable	1,918,709
Notes payable – related parties	35,077
Asset retirement obligation	311
Derivative liability	438,680
Total liabilities assumed	3,642,475

Net assets acquired	$1,775,262

The allocation of the purchase price was based on preliminary estimates and is provisional. Estimates and assumptions are subject to change upon the receipt of final tax returns. This final evaluation of net assets acquired is expected to be completed as soon as a final accounting is performed but no later than one year from the acquisition date. Any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill. As of June 30, 2011, Eagle Ford evaluated goodwill for impairment and determined the goodwill was fully impaired.

Purchase of remaining 50% member interests

On August 8 and August 11, 2011, Eagle Ford acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302 in exchange for 8,970,120 shares of Eagle Ford common stock. As a result of the acquisition of the SSEP interests, the Company currently owns the entire 38.75% working interest on 2,315 acres located in Lee County, Texas.

In accordance with ASC 810-10-45-23, the acquisition of the 50% interests in SSEP1, SSEP2 and SSEP3 qualifies as a change in the parent’s ownership while the parent retains its controlling financial interest in the subsidiary. In accordance with this ASC, the purchase of the remaining 50% member interest was accounted for as an equity transaction, with no gain or loss recognized.  The difference between the fair value of the consideration paid (common stock of Eagle Ford) and the book value of the noncontrolling interest was recognized as an adjustment to additional paid-in-capital.

Pro forma presentation

The unaudited pro forma information below for the three and nine months ended September 30, 2011 and 2010, are presented as if (1) the Reverse Acquisition and (2) the purchase of the 50% interests had taken place on the first day of each period by combining the unaudited historical results of Eagle Ford, Sandstone and the purchased 50% interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$8,115	$32,254	$252,661	$119,653
Loss from operations	(632,384)	(237,872)	(6,290,301)	(1,516,887)
Net loss	(568,605)	(447,536)	(6,390,889)	(1,969,708)

Net loss per common share	$(0.02)	$(0.02)	$(0.20)	$(0.10)

5. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the nine months ended September 30, 2011. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2010	Additions	Dispositions	September 30, 2011

Vick 1, Lee County, TX	$703,024	$19,463	$-	$722,487
Vick 2, Lee County, TX	1,129,644	205,792	-	1,335,436
Alexander 1, Lee County, TX	700,869	41,111	-	741,980
Live Oak County, TX	-	222,832	-	222,832
Bayou Choctaw, LA	-	271,088	-	271,088
	$2,533,537	$760,286	$-	$3,293,823

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of September 30, 2011.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of September 30, 2011.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of September 30, 2011.

Prior to the Reverse Acquisition, in August 2010, Eagle Ford purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000. The Dena Forehand #2H and the Kellam#2H were drilled and completed and production began during November and December 2010 and classified as proved reserves. As of the date of this report, the wells in Live Oak County continue to have minimal oil and gas production.

On August 5, 2011, Eagle Ford entered into an agreement to purchase a 1.5% working interest in the Bayou Choctaw Project (the “Choctaw Interest”) located in Iberville Parish, Louisiana from GFX Energy, Inc. (“GFX”), The total purchase price paid to GFX for the 1.5% working interest by Eagle Ford was $100,000 and our agreement to pay 75% of all costs paid and incurred by GFX as to the Choctaw Interest. These costs, including estimated retirement obligation, totaled $171,088 through September 30, 2011. The Bayou Choctaw Project (“Bayou Choctaw”) involves working interests in approximately 1,500 acres of leases in the Bayou Choctaw Field (“Bayou Choctaw”), located 13 miles southwest of Baton Rouge, Louisiana in West Baton Rouge and Iberville Parishes, Louisiana. There are currently 8 wells having production that range from 140 to 240 barrels per day in total to the 8/8ths. Due to the early stage of this project, production to date has not been consistently sustained to establish proved reserves.

6. DEBT

Notes Payable – Related Parties

	September 30, 2011	December 31, 2010

Promissory note to TDLOG – 8% interest; due December 31, 2011; unsecured (1)	$817,500	$637,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford.

On June 20, 2011, the Company acquired $35,077 of related party notes as a result of the Reverse Acquisition (see Note 4). During the quarter ended September 30, 2011, Rick Bobigian resigned as a board member of Eagle Ford and was no longer deemed a related party, therefore his note balance $25,000 was reclassified to Notes Payable – Non-Related Parties.  Accrued and unpaid interest for notes payable to related parties at September 30, 2011 and December 31, 2010 was $66,708 and $21,141, respectively, and is classified as accrued expenses to related parties on the consolidated balance sheets. In July 2011, Rick Adams agreed to waive interest of $472 and principal of $10,077 for his notes and the forgiveness was recorded as a contribution of capital.

Notes Payable – Non-Related Parties

	September 30, 2011	December 31, 2010
Promissory note to Pierre Vorster –12.5% interest; due November 18, 2011; unsecured (1)	$88,000	$142,000
Promissory note - 12% interest; due June 30, 2009; not secured (2)	328,578	-
Promissory note - 5% interest; due January 1, 2012; not secured.	227,131	-
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	-
Promissory note – 7% interest; due August 17, 2009; not secured (4)	12,000	-
Promissory note - 7% interest; due September 14, 2009; not secured (4)	12,000	-
Promissory note - 7% interest; due September 19, 2009; not secured (4)	12,000	-
Promissory notes - 6% interest; due April 1, 2011; not secured (5)	142,000	-
Promissory notes - 5% interest; due October 15, 2010; not secured (5)	50,000	-
Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (6)	25,000	-
Total notes payable	1,896,709	142,000
Less: current portion of notes payable	(1,896,709)	(142,000)
Total notes payable – long term	$-	$-

On June 20, 2011, the Company assumed $1,918,709 of non-related party notes as a result of the Reverse Acquisition (see Note 4). Accrued and unpaid interest for notes payable to non-related parties at September 30, 2011 and December 31, 2010 was $474,377 and $57,291, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

(1)	Pierre Vorster is a former owner of Sandstone and owns 178,571 shares of Eagle Ford common stock.
(2)
All principal and interest became due June 30, 2009. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(3)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default. There has been a judgment rendered against Eagle Ford in the amount of the mortgage (see Note 9). Eagle Ford is in discussions with the lender to restructure the mortgage. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(4)
Pursuant to the Reverse Acquisition, the Company assumed notes payable of $96,000 originally issued in 2009 from three different parties for general corporate purposes. These notes are in default, and are due on demand. Eagle Ford has continued to accrue interest on these notes at the stated rate. In July 2011, two of these parties agreed to convert $60,000 of  principle and $8,322 of accrued interest on these notes into 142,337 shares of Eagle Ford common stock for a total value of $106,847.

(5)
Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $267,000 from 4 different parties for drilling on the Wilson Field lease and for general corporate purposes. None of these notes have been repaid and are in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on these notes at the stated rate.  In August 2011, one of these parties agreed to convert $75,000 of debt and $22,994 of interest into 276,140 shares of common stock for a total value of $55,228.

(6)
Prior to the Reverse Acquisition, Eagle Ford borrowed $25,000 from a related party for general corporate purposes. The note is in default and due on demand. Eagle Ford continued to accrue interest on these notes at the stated rate. As of July 20, 2011 this note holder is no longer a related party.

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition (see Note 4). The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. There have been no shares issued for the interest payable as of the date of this report, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. Accrued and unpaid interest was $77,555 at September 30, 2011 related to the convertible debentures. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date of this report.

 Following are maturities on all debt and convertible debentures for the next five years:

Principal Amount
2011	$3,259,209
Thereafter	-
Total debt	$3,259,209

Gain on settlement of debt

During the three months ended September 30, 2011, the Company settled certain of its outstanding notes payable, as further discussed above, in addition to settlement of the outstanding third party advances. The third party advances were settled by two officers of Eagle Ford transferring beneficially owned shares of Eagle Ford common stock. Certain of the outstanding notes payable were settled in exchange for shares of common stock and certain notes payable were forgiven by the note holder, as discussed above. The gain on settlement of debt for the nine months ended September 30, 2011 was $105,288 which consisted of gain from settlement of third party advances of $82,317, a net gain on settlement of notes payable and accrued interest of $4,426 and gain on settlement of accounts payable of $18,136.

7. DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of September 30, 2011 and determined the fair value to be $188,982. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $52,434 and $249,698 for the three and nine months ended September 30, 2011, respectively.

Activity for the derivative warrant instruments during the nine months ended September 30, 2011 was:

	December 31, 2010	Activity During the Period	Decrease in Fair Value	September 30, 2011

Derivative warrant instruments	$-	$438,680	$(249,698)	$188,982
Total	$-	$438,680	$(249,698)	$188,982

The assumptions used in the lattice model to determine the fair value of the warrants as of June 20, 2011 and September 30, 2011 were as follows:

	June 20, 2011	September 30, 2011
Exercise price	$0.30-$0.50	$0.46-$0.49
Risk free discount rate (1)	0.68%	0.42%
Volatility (2)	262.26%	201.00%
Projected future offering price (3)	$0.20-$1.00	$0.17-$0.42
Stock price on measurement date	$0.45	$0.19
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

8. SHAREHOLDERS’ EQUITY

On June 20, 2011, the Company acquired all of the membership interests of Sandstone Energy, L.L.C. (Sandstone”) in exchange for 17,857,113 shares of common stock of Eagle Ford issued to the former owners of Sandstone. Following the acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock resulting in a change of control. Immediately preceding the acquisition, Eagle Ford shareholder’s held 3,945,027 shares of common stock, which were retained by the holders. The fair value of the shares retained by the shareholders immediately prior to the acquisition was based on the closing price of the Company’s common stock of $0.45 on June 20, 2011 and was determined to be $1,775,262.

On August 23, 2011, Eagle Ford issued stock for the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302  in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford now owns 100% of the interests in these ventures. The purchase of the remaining 50% member interest was accounted for as an equity transaction, with no gain or loss recognized.  The difference between the fair value of the consideration paid (common stock of Eagle Ford) and the book value of the noncontrolling interest was recognized as an adjustment to additional paid-in-capital.

Common stock sales

During June 2011, subsequent to the Reverse Acquisition, the Company sold 1,192,089 shares of restricted common stock in a private placement for gross proceeds of $405,311. No placement costs were incurred.

During July 2011, the Company sold 91,692 shares of restricted common stock in a private placement for gross proceeds of $35,000. No placement costs were incurred.

During August 2011, the Company sold 45,455 shares of restricted common stock in a private placement for gross proceeds of $15,000. No placement costs were incurred.

During September 2011, the Company sold 444,211 shares of restricted common stock in a private placement for gross proceeds of $85,200. No placement costs were incurred.

Common stock issued for exchange of debt and accounts payable

During July 2011, the Company issued 142,337 shares of common stock, with a fair market value of $106,847, based on the closing market price of the Company’s common stock, to settle $68,322 of notes payable and accrued interest. The transaction resulted in a loss on extinguishment of debt of $38,482.

During September 2011, the Company issued 276,140 shares of common stock, with a fair market value of $55,228, based on the closing market price of the Company’s common stock, to settle $97,994 of notes payable and accrued interest, resulting in a gain on extinguishment of debt of $42,766.

During September 2011, the Company issued 20,000 shares of common stock, with a fair market value of $3,000, based on the closing market price of the Company’s common stock, to settle $10,000 of accounts payable relating to investor relations services performed, resulting in a gain on extinguishment of debt of $7,000.

Common stock issued for services

During July 2011 the Company issued 11,906 shares of common stock, with a fair market value of $7,739, based on the closing market price of the Company’s common stock, for legal services performed.

Also during July 2011, the Company issued 200,000 shares of common stock, with a fair market value of $150,000, based on the closing market price of the Company’s common stock, for services performed.

During September 2011, the Company issued 250,000 shares of restricted stock, with a fair market value of $37,500, based on the closing market price of the Company’s common stock, for future private placement services to be performed.  The $37,500 was recorded as Prepaid offering costs on the balance sheet as of September 30, 2011.

Contributed capital for debt extinguishment and forgiveness

During July 2011, an officer of Eagle Ford agreed to waive interest of $472 and principal of $10,077 on his notes payable issued by Eagle Ford. The forgiveness of this notes payable, related party was recorded as a contribution of capital.

On September 30, 2011, two officers of Eagle Ford transferred beneficially owned shares of Eagle Ford common stock with a fair value of $32,683 at the date of the transfer, in exchange for forgiveness of the $115,000 outstanding balance of the third party advances, resulting in a gain from settlement of the third party advances of $82,317, which is included in gain on settlement of debt in the accompanying consolidated income statement. The $32,683 fair value of the transferred beneficially owned shares is accounted for as additional paid-in-capital.

Warrants

Warrant activity during the nine months ended September 30, 2011 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	-	$-	$-
Granted	1,000,000	0.50	-
Exercised	-	-	-
Expired	-	$-	$-
Outstanding and exercisable at September 30, 2011	1,000,000	$0.50	$-

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 7. As of September 30, 2011, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.19 per share.

On September 15, 2011, the Company entered into a merchant banking and advisory agreement in which the Company issued 250,000 shares of restricted common stock upon the execution of the agreement. The Company will issue 500,000 performance based common stock warrants with an exercise price of $0.50 and a 5 year term upon receipt of the initial $50,000 funding tranche as set forth in the agreement provided it is within four months of execution of the agreement. Due to a high degree of uncertainty regarding the issuance of these performance based warrants the Company did not record an issuance of the warrants as of the date of execution of the agreement. As of September 30, 2011 and through the issuance of these consolidated financial statements a high degree of uncertainty remains regarding the issuance of these warrants.

9. COMMITMENTS AND CONTINGENCIES

On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment of  $1,000,000 against Eagle Ford (f/k/a ECCO Energy) for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). Eagle Ford is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of the date of this filing, the Company has not reached a satisfactory agreement with the lender, although a settlement is being actively pursued.

Eagle Ford has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of September 30, 2011, Eagle Ford owed $43,452 for these property taxes.

10. SUBSEQUENT EVENTS

On November 7, 2011, the Company issued 204,999 shares of restricted common stock for $57,400 in a private placement. No placement costs were incurred.

On November 17, 2011, the Company issued 40,000 shares of restricted common stock for $10,000 in a private placement. No placement costs were incurred.

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

RECENT DEVELOPMENTS

Business Acquisitions

On June 20, 2011, pursuant to a Purchase Agreement, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. (“Sandstone”) in exchange for 17,857,113 shares of common stock of Eagle Ford (the “Reverse Acquisition”). Following the Reverse Acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock. Sandstone Energy, L.L.C.’s principal assets at the date of the Acquisition were 50% membership interests in each of Sandstone Energy Partners I, L.L.C. (“SSEP1”), Sandstone Energy Partners II, L.L.C. (“SSEP2”) and Sandstone Energy Partners III, L.L.C. (“SSEP3”). On August 8 and August 11, 2011, Eagle Ford acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302 in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford now owns 100% of the interests in these ventures.

The Reverse Acquisition is being accounted for as a “reverse acquisition” in which Sandstone is deemed to be the accounting acquirer (“Acquirer”) and Eagle Ford is deemed to be the accounting acquiree (“Acquiree”). Consequently, the assets and liabilities and the historical operations reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone. The consolidated financial statements after completion of the Reverse Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and the Acquiree and its subsidiaries from the closing date of the Reverse Acquisition. In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

As a result of the Reverse Acquisition and the August acquisition of the remaining 50% interests in SSEP1, SSEP2, and SSEP3, the Company’s most significant oil and gas assets at September 30, 2011 were the Company’s interests in Vick No.1, Vick No. 2 and Alexander 1, all located  in Lee County, Texas.  All of the Company’s wells in Lee County (the Lee County Wells”) are operated by a third party.

Oil & Gas Properties

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of September 30, 2011.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well production to the end of September 30, 2011 is 11,344 bbls, production has not been consistently sustained to establish proved reserves. In recent months, its production trend has been the following: June – 366 bbls, July – 106 bbls, August – 35 bbls, September – 15 bbls. In October 2011, the well currently produced at a level to approximately 15 bbls to hold its lease position. Options to improve production are being considered including drilling a new well with a perforated liner. The Company has a 38.75% net working interest as of September 30, 2011.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production of 16,773 bbls from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. During the months subsequent to suspension of the well, the Operator proposed a drilling plan for a 2,500 ft. horizontal side-track to re-initiate commercial production. On September 14, 2011, the Company elected to not participate in the 2,500 ft. horizontal side-track and by doing so; the Consenting Parties will be reimbursed by 300% of cost incurred as an incentive to the Consenting Parties before the Company will be able to participate again in the Alexander. As of the date of this report, it is the understanding of the Company that the production of the Alexander No: 1 well was 215 bbls for September and 32 bbls for October. The Company has a 38.75% net working interest as of September 30, 2011.

During the three months ended September 30, 2011, the Operator performed a small scale 3D seismic shoot and it is currently being processed. The Company is still evaluating the Lee County project for further exploratory and development projects to further establish proved reserves as well as increasing its lease position in the area.

Prior to the Reverse Acquisition, in August 2010, Eagle Ford purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000. The Dena Forehand #2H and the Kellam#2H were drilled and completed and production began during November and December 2010 and classified as proved reserves. As of the date of this report, the wells in Live Oak County continue to have minimal oil and gas production.

On August 5, 2011, Eagle Ford entered into an agreement to purchase a 1.5% working interest in the Bayou Choctaw Project (the “Choctaw Interest”) located in Iberville Parish, Louisiana from GFX Energy, Inc. (“GFX”), The total purchase price paid to GFX for the 1.5% working interest by Eagle Ford was $100,000 and our agreement to pay 75% of all costs paid and incurred by GFX as to the Choctaw Interest. These costs totaled $168,750 through September 30, 2011. The Bayou Choctaw Project (“Bayou Choctaw”) involves working interests in approximately 1,500 acres of leases in the Bayou Choctaw Field (“Bayou Choctaw”), located 13 miles southwest of Baton Rouge, Louisiana in West Baton Rouge and Iberville Parishes, Louisiana. There are currently 8 wells having production that range from 140 to 240 barrels per day in total to the 8/8ths. Due to the early stage of this project, production to date has not been consistently sustained to establish proved reserves.

The Company also plans to acquire additional leases and other oil and gas properties or interests in the Texas-Louisiana Gulf Coast region.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Over the next twelve months, our strategy is to grow our asset base by investing in oil and gas drilling and production in the Texas-Louisiana Gulf Coast region. Although we do not currently operate any of our wells, we desire to acquire operated as well as non-operated properties that meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending. We will sell properties when management is of the opinion that the sale price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, Eagle Ford recognized revenue of $227,139, an increase of $175,950 (343.7%) compared to revenue of $51,189 during the nine months ended September 30, 2010. The increase in revenues for the nine months ended September 30, 2011 was the result of increased production volume from the Company’s wells. For the nine months ended September 30, 2011, we sold 2,758 barrels of oil at an average price of $78.95 per barrel, and we sold 2,269 Mcf of natural gas at an average price of $4.13 per Mcf. During the nine months ended September 30, 2010, we sold approximately 843 barrels of oil at an average price of $60.69 and no natural gas. As of September 30, 2011, only the Live Oak County wells are producing, as the others are in various stages of completion or evaluation.

For the nine months ended September 30, 2011, we incurred operating expenses of $6,212,823, an increase of $5,841,918 (1,575.0%) compared to $370,905 for the nine months ended September 30, 2010. The $5,841,918 increase in operating expenses is due to: (i) a loss on the impairment of goodwill of $5,125,081; (ii) an increase in general and administrative expenses of $582,285, primarily due to costs related to the Reverse Acquisition, including additional accounting and legal expenses; (iii) an increase of $128,131 in lease operating expenses; and an increase of $6,421 in depreciation, depletion, amortization and accretion of our asset retirement obligation. Depreciation and depletion of oil and gas properties increased due to the addition of the Live Oak County wells in 2011. Our lease operating expenses increased due to production expenses for the Vick No. 2 and Alexander No. 1 wells.

Other income (expenses) increased $213,254 in total, to $185,940 from ($27,314) for the nine months ended September 30, 2011 and 2010, respectively. The $213,254 increase in other income (expenses) is due to a $249,698 unrealized gain on change in derivative value, a $105,288 gain on settlement of debt , and other expense of $1,201 recognized during the current year period, which did not exist in the prior year period, and higher interest expense of $140,531 compared to the prior year period, related to an increase in the amount of debt.

Our net loss for the nine months ended September 30, 2011 attributable to the Company’s shareholders was $5,785,152, an increase of $5,418,970 (1,479.9%) compared to a net loss of $366,182 for the nine months ended September 30, 2010, due to the reasons notes above, which primarily includes a $5,125,081 impairment of goodwill and expenses associated with the Reverse Acquisition.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three months ended September 30, 2011, Eagle Ford recognized revenue of $8,115, a decrease of $16,675 (67.3%) compared to revenue of $24,790 during the three months ended September 30, 2010. The decrease in revenues for the three months ended September 30, 2011 is primarily due to decreased production from the Vick 2 and Alexander 1 wells. Currently, Vick 2 is producing at a level to hold its lease position and options to improve production are being considered including drilling a new well with a perforated liner. The operator of Alexander 1 is currently evaluating the well for completion options. During the three months ended September 30, 2011, we sold no barrels of oil and 1,968 Mcf of natural gas at an average price of $4.12 per Mcf. During the three months ended September 30, 2010, we sold approximately 398 barrels of oil at an average price of $62.31 and no natural gas. As of September 30, 2011, only the Live Oak County wells remained online, as the others are in various stages of completion or evaluation.

For the three months ended September 30, 2011, we incurred operating expenses of $640,499, an increase of $509,596 (3,892.9%) compared to $130,903 for the three months ended September 30, 2010. The $509,596 increase in operating expenses is due to: (i) an increase in general and administrative expenses of $486,928, primarily due to higher accounting, legal, and marketing costs (ii) an increase of $19,867 in lease operating expenses; and an increase of $2,801 in depreciation, depletion, amortization and accretion of our asset retirement obligation. Depreciation and depletion of oil and gas properties increased due to the addition of the Live Oak County wells in 2011. Our lease operating expenses increased due to production expenses for the Vick No. 2 and Alexander No. 1 wells.

Other income (expenses) increased $75,189 in total, to $63,779 from ($11,410) for the three months ended September 30, 2011 and 2010, respectively. The $75,189 increase in other income (expenses) is due to a $52,434 unrealized gain on change in derivative value, a $94,152 gain on settlement of debt, which did not exist in the prior year period, partially offset by higher interest expense of $69,397 compared to the prior year period, related to an increase in the amount of debt and other expense of $2,000 during the three months ended September 30, 2011 that did not occur in the prior year period.

Our net loss for the three months ended September 30, 2011 attributable to the Company’s shareholders was $568,605, an increase of $440,622 (344.3%) compared to a net loss of $127,983 for the three months ended September 30, 2010, due to the reasons notes above.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

At September 30, 2011, our current assets were $217,098 and our current liabilities were $4,582,051, which resulted in a working capital deficiency of $4,364,953.At September 30, 2011, our total liabilities were $4,795,658 consisting of: (i) $490,904 in accounts payable - trade; (ii) $765,230 in accrued expenses; (iii) $66,708 in accrued expenses – related party; (iv) $1,896,709 in notes payable to third parties, current; (v) $817,500 in short-term debt – related parties; (vi) $545,000 in convertible debt; (vii) $188,982 in derivative liabilities; and (viii) $24,625 in asset retirement obligations.

Stockholders’ equity decreased from $1,857,185 at December 31, 2010 to a deficit of ($1,259,193) as of September 30, 2011. The decrease was primarily due to the write-off of goodwill related to the Reverse Acquisition. This deficit was increased by the loss from operations for the first nine months of 2011.

Cash Flows

Cash Flows from Operating Activities

Cash flows provided by operations were $14,005 during the nine months ended September 30, 2011, compared to net cash used for operations of $216,824 during the prior year period, which was a decrease in cash used in operations of $230,829, primarily due to a $272,312 reduction in accounts receivable and a $443,648 increase in accounts payable, accrued expenses, and accrued expenses – related party, partially offset by higher operating expenses, including higher general and administrative expenses.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $534,287 during the nine months ended September 30, 2011, compared to net cash used for investing activities of $1,925,654 during the prior year period, which was a decrease in cash used in investing activities of $1,391,367. This decrease in cash used is primarily due to reduced capital expenditures on oil and gas properties.

Cash Flows from Financing Activities

The Company received cash from financing activities of $615,966 during the nine months ended September 30, 2011, compared to net cash from financing activities of $2,277,136 during the prior year period, which was a decrease in from financing activities of $1,661,170. This decrease in cash from financing activities is related to reduce proceeds from sale of our common stock. The $615,965 cash received from financing activities during the nine months ended September 30, 2011 primarily consists of cash proceeds from sales of common stock of $540,511.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

At September 30, 2011, we had a working capital deficit of $4,364,953. We will need to raise additional capital during 2011 to fund general corporate working capital needs, which includes principal and accrued interest on past due notes payable and convertible bonds totaling $3,877,897. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect or future wells on that and other prospects.

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

As we have no debt or equity funding commitments, we will need to rely upon best efforts financings. The Company is currently conducting on ongoing private placement for the sale of up to $6 million in common stock. We received $405,310 from six investors during June 2011, from the sale of 1,192,089 shares in the private placement subsequent to the Reverse Acquisition, and we received $135,200 during the quarter ending September 30, 2011 from the sale of 581,718 shares in the private placement. The Company is conducting ongoing discussions with potential lenders, investors and merger partners and acquisition candidates. There can be no assurance that the Company will be successful in raising the required capital in the private placement or from any other source.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, outside of any items related to the drilling or completion of the Lee County, Live Oak County and Bayou Choctaw wells.

OFF-BALANCE SHEET ARRANGEMENTS

As of September  30, 2011, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Paul Williams, our Chief Executive Officer, and Richard Adams, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2011. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, Messrs. Williams and Adams concluded that our disclosure controls and procedures were not effective as of September 30, 2011. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended September, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2011, Eagle Ford issued 1,192,089 shares of restricted for a total price of $405,310 to six investors in a private placement.

On July 13, 2011, Eagle Ford issued 11,906 shares of restricted stock, at a price of $0.42 per share, to Brewer & Pritchard to settle an outstanding balance of $5,000 relating to prior period legal work.

On July 18, 2011, Eagle Ford issued 200,000 shares of restricted stock to four members of its Technical Services team as an incentive for work relating to oil and gas properties. The shares had a value of $0.75 per share on that date.

On July 18, 2011, Eagle Ford issued 142,337 shares of common stock to settle an obligation of $68,322 of debt and interest expense at $.48 per share.

On July 26, 2011, Eagle Ford issued 91,691 shares of restricted stock to four investors at a price for $34,782 in a private placement.

On August 23, 2011, as consideration for the sale to Eagle Ford of the remaining SSEP Interests, the Company issued 8,970,120 of restricted Common Stock of the Company to the membership interest owners of SSEP1, SSEP2 and SSEP3. This included the issuance of 3,251,189 shares to TDLOG, L.L.C., 2,602,563 shares to Wood Limited Partnership, L.P., 1,122,175 shares to Safari Adventure Productions, Inc., 1,053,565 shares to Derek Schmidt, 705,470 shares to Valor Interest Partners, L.L.C., and 235,158 shares to Jeff Morgenroth.

On August 23, 2011, Eagle Ford issued 45,455 shares of restricted stock for a total price of $15,000 to one investor in a private placement.

On September 13, 2011, Eagle Ford issued 276,140 shares of common stock to settle an obligation of $95,782 in debt and interest expense.

On September 15, 2011, Eagle Ford issued 444,211 shares of restricted stock for a total price of $85,200 to four investors in a private placement.

On September 26, 2011, Eagle Ford issue 250,000 shares of restricted stock to Assured Value Advisors, L.L.C. for compensation relating to marketing and financial services.

On November 7, 2011, Eagle Ford issued 204,999 shares restricted stock for a total price of $57,400 to five investors in a private placement at a price.

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

EAGLE FORD OIL & GAS CORP.

Date: November 21, 2011	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: CEO

Date: November 21, 2011	By:	/s/ Richard H. Adams
Richard H. Adams
Title: CFO