Form 10-K
period 2011-12-31
Eagle Ford Oil & Gas Corp
filed 2012-07-19
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

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
☐ Yes    ☒ No

The number of outstanding shares of common stock, as of July 18, 2012, was 36,034,293

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Item 1. Description of the Business”, “Item 1.A. Risk Factors,” and “Item 7.-Management’s Discussion and Analysis” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

OUR OPERATIONS

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the twelve months ended December 31, 2011. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2010	Additions	Impairment	December 31, 2011

Vick 1, Lee County, TX	$744,451	$20,301	$-	$764,752
Vick 2, Lee County, TX	1,129,644	52,202	-	1,181,846
Alexander 1, Lee County, TX	833,927	41,949	-	875,876
Live Oak County, TX	-	222,832	(116,029)	106,803
Choctaw	-	100,000	-	100,000
	$2,708,022	$437,284	$(116,029)	$3,029,277

LEE COUNTY, TX

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of December 31, 2011.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Options to complete and enhance the wells technical capabilities are being considered. The Company has a 38.75% net working interest as of December 31, 2011.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of December 31, 2011.

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000. The Dena Forehand #2H, the Kellam #2H and the Hammon 1H were drilled and completed and production began during late 2010 and early 2011 and classified as proved reserves. Production has proven to be well below expectations, and ECCE does not intend to pursue additional investments in this field. As of the date of this report, the wells in Live Oak County continue to have minimal oil and gas production.

The reserve report dated January 1, 2011 shows future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011.

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

BAYOU CHOCTAW

On August 5, 2011, ECCE, entered into an agreement to purchase 1.5% Working Interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana from GFX Energy, Inc. (GFX). Prior to December 31, 2011, ECCE decided to not further participate in the Bayou Choctaw development. ECCE and GFX decided to use the $100,000 deposited for Bayou Choctaw as a deposit on a future, undetermined endeavor relating to the exploration of oil and gas.

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

Operating Hazards and Insurance

The oil and natural gas industry involves a variety of operating hazards and risks that could result in substantial losses from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. The Company may be liable for environmental damages caused by previous owners of property it purchases and leases. As a result, the Company may incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds available for acquisitions, development or distributions, or result in the loss of properties. In addition, the Company participates in wells on a non-operated basis and therefore may be limited in its ability to control the risks associated with the operation of such wells.

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

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. Oil and gas operations may in certain circumstances and locations are subject to permits and restrictions under these statutes for emissions of air pollutants, including volatile organic compounds, nitrous oxides, and hydrogen sulfide. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

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

On February 14, 2011, Imran Maniar, CPA, the Chief Financial Officer and a member of the Board of Directors of Eagle Ford Oil & Gas Corp resigned from ECCE.

On December 12, 2011, Mr. Adams announced his resignation as Chief Financial Officer effective January 1, 2012, but remained on the Board of Directors.

On February 14, 2011, N. Wilson Thomas resumed as the Chief Financial Officer, a position he served in From November, 2007 until May 2010. Upon the completion of the merger with Sandstone in June, 2011, Mr. Thomas remained with the company in the position of Controller. On January 1, 2012, Mr. Thomas again resumed the position as Chief Financial Officer.

On July 18, 2011, Rick Bobigian resigned as a director from Eagle Ford Oil & Gas Corp.

ORGANIZATIONAL HISTORY

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

Immediately preceding the acquisition, Eagle Ford shareholders held 3,945,027 shares of common stock. The purchase consideration to acquire Old Eagle Ford was based on the fair value of the 3,945,027 shares of common stock, (utilizing the closing price of $0.45 on June 20, 2011) which was determined to be $1,775,262. The purchase consideration to acquire Old Eagle Ford also includes the Contingent Consideration discussed above. The Company determined the estimated fair value of the Contingent Consideration as of the acquisition date to be de minims.

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

For the year ended December 31, 2011, the Company had revenues of $242,613. During this period, the Company had a net loss of $6,218,915. There can be no assurance that the Company will generate positive cash flow from operations or have net income from operations in 2012 or thereafter.

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

We will need additional capital in 2012 to implement our business plan and meet our financial obligations.

At December 31, 2011 we had a working capital deficit of $4,333,140. We will need to raise additional capital during 2012 to fund general corporate working capital needs. Additionally, as of June 15, 2012, the Company has not paid principal and accrued interest on past due notes payable totaling of $3,018,399. ECCE owes $545,000 to the convertible bond owners, with a due date of July 26, 2011, and accrued interest of $93,905 which is to be paid in common stock at $0.90 per share. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

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

The continued threat of terrorism and the impact of military and other government action have led and may lead to further increased volatility in prices for oil and natural gas and could affect these commodity markets or the financial markets used by us. In addition, the U.S. government has issued warnings that energy assets may be a future target of terrorist organizations. These developments have subjected our oil and natural gas operations to increased risks.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Paul Williams, our Chief Executive Officer, Ralph “Sandy” Cunningham, our President, and N. Wilson Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 36,034,293 shares of common stock issued and outstanding. As of the date of this Annual Report, there are no outstanding shares of our preferred stock. Any significant downward pressure on the price of our common stock as stockholders sell their shares of our common stock could encourage short sales by others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

Effective March 14, 2007, our shares of common stock commenced trading on the Over-the-County Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our common stock.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Subsequent to the merger with Sandstone LLC, ECCE moved to 1110 NASA Parkway, Ste 311, Houston, TX 77058 and vacated the offices on 3315 Marquart Street, Ste. 206, Houston, Texas 77027. The landlord at Marquart St. was Marquart St. LLC, a company owned by Rick Bobigian, who was a Director of the Company until July, 2011. Upon the merger, the previous rental contract was terminated, and the outstanding rent payments were cancelled.

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 years and terminates on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839. The monthly rent will remain at $1,839 until September 1, 2012 when it will increase to $1,896 until the lease expires on August 31, 2013.

Our principal assets are oil and gas properties, principally a 1% working interest in oil and gas producing properties located in Live Oak County, Texas. We also have three wells that are unevaluated in Lee County, Texas.

ITEM 3. LEGAL PROCEEDINGS

We have not paid our property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. The County has taken legal proceedings to collect those taxes and has placed tax liens on the property. In the sale of the Wilson Field property to Samurai Corp., ECCE agreed to pay the property taxes for 2007, 2008 and 2009, while Samurai Corp assumed the liability for 2010 property taxes. The balance due is $45,602 as of December 31, 2011.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Quarter Ended	High Bid	Low Bid
December 31, 2011	$0.50	$0.14
September 30, 2011	$0.75	$0.14
June 30, 2011	$1.00	$0.25
March 31, 2011	$2.20	$0.41
December 31, 2010	$2.45	$0.10
September 30, 2010	$1.50	$0.07
June 30, 2010	$1.50	$0.06
March 31, 2010	$0.19	$0.05

As of June 15, 2012, we had 250 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal years ended December 31, 2011 and 2010, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below. The issuances of these equity securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. Unless otherwise noted, no sales commissions were paid.

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

On August 23, 2011, Eagle Ford issued stock for the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302 in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford now owns 100% of the interests in these ventures. The purchase of the remaining 50% member interest was accounted for as an equity transaction, with no gain or loss recognized. The difference between the fair value of the consideration paid (common stock of Eagle Ford) and the book value of the non-controlling interest was recognized as an adjustment to additional paid-in-capital.

Common stock sales

During July 2011, the Company sold 1,283,781 shares of restricted common stock in a private placement for gross proceeds of $450,634. No placement costs were incurred.

During August 2011, the Company sold 45,455 shares of restricted common stock in a private placement for gross proceeds of $15,000. No placement costs were incurred.

During September 2011, the Company sold 444,211 shares of restricted common stock in a private placement for gross proceeds of $85,200. No placement costs were incurred.

During November 2011, the Company sold 245,359 shares of restricted common stock in a private placement for gross proceeds of $67,617.

During December 2011, the Company sold 402,899 shares of restricted common stock in a private placement for gross proceeds of $82,000.

Common stock issued for exchange of debt and accounts payable

During July 2011, the Company issued 142,337 shares of common stock, with a fair market value of $106,753, based on the closing market price of the Company’s common stock, to settle $68,322 of notes payable and accrued interest. The transaction resulted in a loss on extinguishment of debt of $38,431.

During September 2011, the Company issued 276,140 shares of common stock, with a fair market value of $55,322, based on the closing market price of the Company’s common stock, to settle $97,994 of notes payable and accrued interest, resulting in a gain on extinguishment of debt of $42,672.

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

Contributed capital for debt extinguishment and forgiveness

During July 2011, an officer of Eagle Ford agreed to waive interest of $472 and principal of $10,077 on his notes payable issued by Eagle Ford. The forgiveness of this notes payable, related party was recorded as a contribution of capital (See Notes 4 and 5).

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

Preferred Stock

There was no preferred stock issued during the years ended December 31, 2011 and 2010.

Description of Our Preferred Stock

In addition to our common stock, we are authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001. All outstanding Series A, B, C and D shares were converted to common shares before the year ended December 31, 2011.

Series D Preferred Stock

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

Warrants

On June 20, 2011, the Company granted 1,000,000 warrants in connection with the conversion of Eagle Ford’s convertible preferred shares prior to the Acquisition by Sandstone (see Note 9). The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of December 31, 2011 and determined the fair value to be $219,582. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $219,098 for the twelve months ended December 31, 2011.

Warrant activity during the twelve months ended December 31, 2011 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	-	$-	$-
Granted	1,000,000	0.50	-
Exercised	-	-	-
Expired	-	$-	$-
Outstanding and exercisable at December 31, 2011	1,000,000	$0.50	$-

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

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 8. As of December 31, 2011, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.22 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2011 and 2010, including the notes to those consolidated financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Our net loss applicable to common stockholders for 2011 was $6,204,323 or $0.26 per share compared to a net loss of $463,805 or $0.03 per share for the year ended 2010 (an increase of $5,740,518). The net loss for 2011 was $6,218,915, compared to $326,189 in 2010.

During 2011, we generated revenue of $242,613 compared to revenue of $334,113 during 2010 (a decrease of $91,500). The decrease in revenues during 2011 compared to 2010 was attributable to a decline in total production sales from 3,742 barrels oil equivalent (“BOE”) in 2010 to 1,847 BOE in 2011, resulting from depletion and the problems incurred in developing the Live Oak and Lee County fields.

During 2011, we incurred operating expenses of $1,420,766 compared to $617,007 incurred during 2010 (an increase of $803,759). These operating expenses incurred during fiscal year ended December 31, 2011 consisted of: (i) General and administrative expenses of $1,242,635 (2010: $565,786); (ii) Depreciation, depletion and accretion of $13,463 (2010: $1,172); (iii) Impairment of oil & gas properties expense of $116,021 (2010: $0.00); and (iv) Lease operating expenses of $48,647 (2010: $50,049).

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during 2011 increased primarily due to the increase in compliance costs as a public company and consulting fees related to the reverse merger and other post merger costs. General and administrative expenses generally include corporate overhead, financial and administrative contract services, marketing, and consulting costs.

Depreciation and depletion of oil and gas properties decreased during 2011 primarily due to the decline in gas production (8,646 mcf) and a small increase in oil (4 bbl) production from our Wilson properties, and as a result of the sale of that field. Production in the Live Oak County property began during the quarter ending December 31, 2010.

Our lease operating expenses decreased during fiscal year ended December 31, 2011, and were $48,647 which compares to $50,049 for the year ended December 31, 2010.

Interest expense of $240,067 (2010: $43,295) increased by $196,772 during 2011 due to the increased debt resulting from the short-term obligations incurred in 2011 and 2010 for the purchase of our oil and gas properties, as well as debt incurred to finance working capital activities.

During 2011, the Company evaluated goodwill for impairment and determined the goodwill was fully impaired amounts to $5,125,081 relating to the acquisition, which did not exist in the prior year period,.

During 2011, the other income was also increased by $219,098 due to unrealized gain on change in derivative value and $105,288 due to gain on settlement of debt, which did not exist in the prior year period,

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Data

At December 31, 2011, our current assets were $104,347 and our current liabilities were $4,437,487 which resulted in a working capital deficiency of $4,333,140. At December 31, 2011, our total liabilities were $4,681,871 consisting of: (i) $368,165 in accounts payable - trade; (ii) $745,055 in accrued expenses; (iii) $83,058 in accrued expenses – related party; (iv) $1,878,709 in notes payable to third parties, current; (v) $817,500 in short-term debt – related parties; (vi) $545,000 in convertible debentures; (vii) $219,582 in derivative liabilities; and (viii) $24,802 in asset retirement obligations.

Stockholders’ equity decreased from $1,857,185 at December 31, 2010 to a deficit of $1,528,964 as of December 31, 2011 ($3,386,149 decrease). The decrease was primarily due to the write-off of goodwill related to the Reverse Acquisition.

Cash Flows from Operating Activities

Cash flows used by operations were $663,628 during the year ended December 31, 2011, compared to net cash used for operations of $441,066 during the prior year period, which was an increase in cash used in operations of $222,562, primarily due to higher operating expenses, including higher general and administrative expenses.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $111,285 during year ended December 31, 2011, compared to net cash used for investing activities of $2,306,749 during the prior year period, which was a decrease in cash used in investing activities of $2,195,464. This decrease in cash used is primarily due to reduced capital expenditures on oil and gas properties.

Cash Flows from Financing Activities

The Company received cash from financing activities of $797,911 during the year ended December 31, 2011, compared to net cash from financing activities of $2,713,843 during the prior year period, which was a decrease in from financing activities of $1,915,932. This decrease in cash from financing activities is related to the reduced proceeds from sale of our common stock. The $797,911 cash received from financing activities during the year ended December 31, 2011 primarily consists of cash proceeds from sales of common stock of $689,911 and proceeds from issuance of short-term notes to a related party of $180,000 and partially offset by $72,000 repayments of short-term debt.

We expect that working capital requirements will continue to be funded through a combination of our future revenues we expect to generate on various properties, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Since inception, our working capital needs have been met through operating activities and from financings and loans from individual investors and related entities. ECCE does not anticipate future funds being available from related entities. We anticipate that additional financings and loans will be required to sustain operations and acquire development properties in the future.

There can be no assurance that the Company will be successful in raising the required capital or that related parties will continue to advance funds to the Company. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations and result in the failure of our business.

WORKING CAPITAL NEEDS

At December 31, 2011, we had a working capital deficit of $4,333,140. We will need to raise additional capital during 2012 to develop the oil and gas properties and fund general corporate working capital needs. ECCE has notes payable of $1,808,709, including accrued interest of $ 405,923 , that were past due as of December 31, 2011, notes payable of (i) $ 817,500 note which was due to related party on December 31, 2012, and as of that date has accrued interest of $83,058, ( (ii) $70,000 note payable which will become due on November 18, 2012 and as of December 31, 2011 has accrued interest of $72,925 and (iii) convertible debentures of $545,000 that was payable in July 2011 and which is as of December 31, 2011 accrued interest of $93,905. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

MATERIAL COMMITMENTS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	-	-	-	-	-
Convertible Bonds	5	$545,000	-	-	-
Short Term Notes	16	2,696,209	-	-	-
Asset Retirement Obligations	4	-	-	-	$24,802
Total		$3,241,209	-	-	$24,802

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

ITEM 8. FINANCIAL STATEMENTS

The Company’s consolidated financial statements and footnotes are set forth on pages F-1 through F-22.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Eagle Ford oil & Gas Corp.
League City, Texas

We have audited the accompanying consolidated balance sheet of Eagle Ford oil & Gas Corp. and its subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Ford oil & Gas Corp. and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2011 and 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
July 18, 2012

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,412	$414
Accounts receivable - production	48,175	305,927
Prepaid expenses	32,760	-
Total current assets	104,347	306,341

Oil and gas properties, using full cost accounting
Costs subject to amortization	106 ,500	-
Costs not subject to amortization	2,822,777	2,708,022
Pipeline	30,839		-
Less accumulated depreciation and depletion	(11,556)	-
Total property and equipment	2,948,560	2,708,022

Deposit	100,000	-
TOTAL ASSETS	$3,152,907	$3,014,363

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade	$368,165	$147,736
Accrued expenses	745,055	73,729
Accrued expenses - related parties	83,058	21,141
Third party advances	-	115,000
Notes payable, current portion	1,878,709	142,000
Notes payable to related parties, current portion	817,500	637,500
Convertible debentures	545,000	-
TOTAL CURRENT LIABILITIES	4,437,487	1,137,106

LONG-TERM LIABILITIES
Derivative liability	219,582	-
Asset retirement obligations	24,802	20,072
TOTAL LONG-TERM LIABILITIES	244,384	20,072

TOTAL LIABILITIES	4,681,871	1,157,178

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY ((DEFICIT)
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 34,094,054 and 17,857,113 shares issued and outstanding as of December 31, 2011 and 2010, respectively	34,094	17,857
Additional paid-in-capital	5,519,054	1,273,815
Accumulated deficit	(7,082,112)	(863,197)
Total Eagle Ford Oil & Gas Corp. shareholders’ (deficit) equity	(1,528,964)	428,475
Non-controlling interest	-	1,428,710
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(1,528,964)	1,857,185

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY ((DEFICIT)	$3,152,907	$3,014,363

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2011	2010

REVENUE	$242,613	$334,113

OPERATING EXPENSES
Lease operating expenses	48,647	50,049
General and administrative expenses	1,242,635	565,786
Accretion of asset retirement obligation	1,907	1,172
Depreciation and depletion	11,556	-
Impairment of oil and gas property	116,021	-
Total operating expenses	1,420,766	617,007

Net operating loss	(1,178,153)	(282,894)

OTHER INCOME (EXPENSE)
Impairment of goodwill	(5,125,081)	-
Interest expense	(240,067)	(43,295)
Gain on settlement of debt	105,288	-
Unrealized gain on change in warrant derivative value	219,098	-
Total other expense	(5,040,762)	(43,295)

Net loss	(6,218,915)	(326,189)

Non-controlling interest in net income (loss)	14,592	(137,616)

Net loss attributable to common shareholders	$(6,204,323)	$(463,805)

Basic and diluted net loss per share	$(0.26)	$(0.03)

Weighted average shares outstanding – basic and diluted	24,228,293	17,857,113

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Two Years Ended December 31, 2011

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Shareholders’ Equity
	Shares	Par Value	Capital	Deficit	Interest	(Deficit)

Balance, December 31, 2009 (Recapitalized)	17,857,113	$17,857	$1,273,815	$(399,392)	$1,291,094	$2,183,374

Net loss	-	-	-	(463,805)	137,616	(326,189)

Balance, December 31, 2010	17,857,113	17,857	1,273,815	(863,197)	1,428,710	1,857,185

Distributions to shareholders	-	-	(50,545)	-	-	(50,545)

Shares issued in Reverse Acquisition	3,945,027	3,945	1,771,317	-	-	1,775,262

Common shares issued for cash	2,421,411	2,421	687,490	-	-	689,911

Common shares issued for conversion of debt	418,477	419	161,656	-	-	162,075

Common shares issued for conversion of payable to stock	20,000	20	2,980	-	-	3,000

Common shares issued for services	211,906	212	157,527	-	-	157,739

Common shares issued for deferred financing costs	250,000	250	37,250	-	-	37,500

Capital contribution for debt forgiveness			10,549			10,549

Capital contribution for debt extinguishment	-	-	32,683	-	-	32,683

Acquisition of non-controlling interest	8,970,120	8,970	1,434,332	-	(1,443,302)	-

Net loss	-	-	-	(6,218,915)	14,592	(6,204,323)

Balance, December 31, 2011	34,094,054	$34,094	$5,519,054	$(7,082,112)	$-	$(1,528,964)

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,218,915)	$(326,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	11,556	-
Accretion of asset retirement obligation	1,907	1,172
Stock based compensation	195,239	-
Impairment of goodwill	5,125,081	-
Impairment of oil and gas properties	116,029	-
Gain on derivative	(219,098)	-
Gain on settlement of liabilities	(105,288)	-
Amortization of deferred costs	25,958	-
Changes in operating assets and liabilities:
Accounts receivable - production	259,252	(305,927)
Deposit	(100,000)	-
Prepaid expenses	(22,065)	-
Accounts payable and accrued expenses	183,658	189,878
Accrued expenses to related parties	83,058	-
Net cash used in operating activities	(663,628)	(441,066)
Cash flows from investing activities:
Purchase of oil and gas properties	(112,117)	(2,306,749)
Cash received on acquisition	832	-
Net cash used in investing activities	(111,285)	(2,306,749)
Cash flows from financing activities:
Contributions from Controlling Members	-	1,081,672
Contributions from Noncontrolling Members	-	1,081,671
Proceeds from sale of common stock	689,911	-
Proceeds from refund of cancelled insurance premiums financing	-	-
Proceeds from issuance of short term debt, related party	180,000	-
Proceeds from issuance of short term debt	-	627,500
Payments made on short term debt	(72,000)	(72,000)
Distributions to shareholders	-	(5,000)
Net cash provided by financing activities	797,911	2,713,843
Net change in cash and cash equivalents	22,998	(33,972)
Cash and cash equivalents, at beginning of period	414	34,386
Cash and cash equivalents, at end of period	$23,412	$414
Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financial activities:
Common stock issued for Reverse Acquisition	$1,775,262	$-
Change in asset retirement obligation	$2,512	$12,600
Common shares issued to settle notes payable	$162,075	$-
Common shares issued to settle accounts payable	$3,000	$-
Common shares issued to purchase non-controlling interest	$2,780,737	$-
Debt and accrued interest forgiven by officer recorded as contributed capital	$10,549	$-
Personal shares exchanged by officer to settle advances payable	$32,683	$-
Distribution to shareholder	$50,545	$-
Oil & gas properties purchase but payment outstanding	$20,048	$-
Common shares issued to the members of Sandstone Energy, LLC	$1,291,672	$-
Net Liabilities assumed on merger	$3,642,475	$-
Initial derivative liability	$438,680	$-

See summary of significant accounting policies and notes to consolidated financial statements

EAGLE FORD OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation

The accompanying consolidated financial statements include all accounts of ECCE, and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Eagle Ford’s consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties; timing and costs associated with its asset retirement obligations; estimates for the realization of goodwill; and estimates of the value of derivative financial instruments.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. ECCE assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of ECCE to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $3.88 and $0 per barrel oil equivalent for the years ended December 31, 2011 and 2010, respectively.

In applying the full cost method, ECCE performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. Impairment costs of $116,021 and $0 were recorded during the years ended December 31, 2011 and 2010, respectively.

Revenue and Cost Recognition

ECCE recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2011 or 2010. Costs associated with production are expensed in the period incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2011 and December 31, 2010, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2011, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 73% and 100% of Eagle Ford’s total oil and gas revenues for the twelve months ended December 31, 2011 and 2010, respectively. At December 31, 2011 and December 31, 2010, Eagle Ford’s accounts receivable from its primary customer was $35,331 and $305,927, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

ECCE has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2011, the Company had not recorded any tax benefits from uncertain tax positions.

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

Stock-based Compensation

ECCE measures the cost of employee services received in exchange for stock based on the grant date fair value of the awards under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ECCE determines the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of the Company’s stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

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

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a re-pricing of these warrants pursuant to the anti-dilution provision. See Note 8 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011. There were no transfers of financial assets between levels during the year ended December 31, 2011. The Company held no financial assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2010.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2011
	2011	Level 1	Level 2	Level 3

Derivative liability	$219,582	$-	$-	$219,582

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at December 31, 2011 and December 31, 2010.

New Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other than the pronouncements noted above, ECCE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $6,204,323 and $463,805 for 2011 and 2010, respectively. In addition, the Company had an accumulated deficit of $7,082,112 and a working capital deficit of $4,333,140 as of December 31, 2011. These conditions raise substantial doubt as to ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital through purchasing producing wells, and the drilling of additional wells to improve future earnings and cash flow. The Company is also actively attempting to raise funds through debt and equity transactions, or through a merger. The consolidated financial statements do not include any adjustments that might be necessary if the Company are unable to continue as a going concern. If the Company do not obtain funding, ECCE will cease operations.

3.	BUSINESS ACQUISITIONS

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

Immediately preceding the acquisition, Eagle Ford shareholders held 3,945,027 shares of common stock. The purchase consideration to acquire Old Eagle Ford was based on the fair value of the 3,945,027 shares of common stock, (utilizing the closing price of $0.45 on June 20, 2011) which was determined to be $1,775,262. The purchase consideration to acquire Old Eagle Ford also includes the Contingent Consideration discussed above. The Company determined the estimated fair value of the Contingent Consideration as of the acquisition date to be de minims.

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

4.	OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the twelve months ended December 31, 2011. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2010	Additions	Impairment	December 31, 2011

Vick 1, Lee County, TX	$744,451	$20,301	$-	$764,752
Vick 2, Lee County, TX	1,129,644	52,202	-	1,181,846
Alexander 1, Lee County, TX	833,927	41,949	-	875,876
Live Oak County, TX	-	222,832	(116,029)	106,803
Choctaw	-	100,000	-	100,000
	$2,708,022	$437,284	$(116,029)	$3,029,277

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of December 31, 2011.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of December 31, 2011.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of December 31, 2011.

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000. The Dena Forehand #2H, the Kellam #2H and the Hammon 1H were drilled and completed and production began during late 2010 and early 2011 and classified as proved reserves. Production has proven to be well below expectations, and ECCE does not intend to pursue additional investments in this field. As of the date of this report, the wells in Live Oak County continue to have minimal oil and gas production.

The reserve report dated January 1, 2011 shows future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011.

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

BAYOU CHOCTAW

On August 5, 2011, ECCE, entered into an agreement to purchase 1.5% Working Interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana from GFX Energy, Inc. (GFX). Prior to December 31, 2011, ECCE decided to not further participate in the Bayou Choctaw development. ECCE and GFX decided to use the $100,000 deposited for Bayou Choctaw as a deposit on a future, undetermined endeavor relating to the exploration of oil and gas.

5.	DEBT

Debt – Related Parties

Notes Payable – Related Parties

	December 31, 2011	December 31, 2010

Promissory note to TDLOG – 8% interest; due December 31, 2012; unsecured (1)	$817,500	$637,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford.

On June 20, 2011, the Company acquired $35,077 of related party notes as a result of the Reverse Acquisition (see Note 3). During the year ended December 31, 2011, Rick Bobigian resigned as a board member of Eagle Ford and was no longer deemed a related party, therefore his note balance $25,000 was reclassified to Notes Payable – Non-Related Parties. Accrued and unpaid interest for notes payable to related parties at December 31, 2011 and December 31, 2010 was $83,058 and $21,141, respectively, and is classified as accrued expenses to related parties on the consolidated balance sheets. In July 2011, Rick Adams agreed to waive interest of $472 and principal of $10,077 for his notes and the forgiveness was recorded as a contribution of capital.

Notes Payable – Non-Related Parties

	December 31, 2011	December 31, 2010
Promissory note to Pierre Vorster –12.5% interest; due November 18, 2012; unsecured (1)	$70,000	$142,000
Promissory note - 12% interest; due June 30, 2009; not secured (2)	328,578	-
Promissory note - 5% interest; due January 1, 2012; not secured.	227,131	-
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	-
Promissory note – 7% interest; due August 17, 2009; not secured (4)	12,000	-
Promissory note - 7% interest; due September 14, 2009; not secured (4)	12,000	-
Promissory note - 7% interest; due October 19, 2009; not secured (4)	12,000	-
Promissory notes - 6% interest; due April 1, 2011; not secured (5)	142,000	-
Promissory notes - 5% interest; due October 15, 2010; not secured (5)	50,000	-
Promissory note to Rick Bobigian – 5% interest; due July 1, 2010; unsecured. (6)	25,000	-
Total notes payable	1,878,709	142,000
Less: current portion of notes payable	(1,878,709)	(142,000)
Total notes payable – long term	$-	$-

On June 20, 2011, the Company assumed $1,918,709 of non-related party notes as a result of the Reverse Acquisition (see Note 3). Accrued and unpaid interest for notes payable to non-related parties at December 31, 2011 and December 31, 2010 was $513,392 and $57,291, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

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

(4)
Pursuant to the Reverse Acquisition, the Company assumed notes payable of $96,000 originally issued in 2009 from three different parties for general corporate purposes. These notes are in default, and are due on demand. Eagle Ford has continued to accrue interest on these notes at the stated rate. In July 2011, two of these parties agreed to convert $60,000 of principle and $8,322 of accrued interest on these notes into 142,337 shares of Eagle Ford common stock for a total value of $106,753. In March, 2012, three notes totaling $36,000 principal plus $7, 698 accrued interest were settled for 300,000 shares of ECCE common stock.

(5)
Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $267,000 from 4 different parties for drilling on the Wilson Field lease and for general corporate purposes. None of these notes have been repaid and are in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on these notes at the stated rate. In August 2011, one of these parties agreed to convert $75,000 of debt and $22,994 of interest into 276,140 shares of common stock for a total value of $55,322

(6)
Prior to the Reverse Acquisition, Eagle Ford borrowed $25,000 from a related party for general corporate purposes. The note is in default and due on demand. Eagle Ford continued to accrue interest on these notes at the stated rate. As of July 20, 2011 this note holder is no longer a related party.

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition (see Note 3). The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. There have been no shares issued for the interest payable as of the date of this report, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. Accrued and unpaid interest was $93,905 at December 31, 2011 related to the convertible debentures. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date of this report.

As of December 31, 2011, convertible debentures amounting to $545,000 are due and payable. Convertible and other notes payable total $3,242,209.

Gain on settlement of debt

During the year ended December 31, 2011, the Company settled certain of its outstanding notes payable, as further discussed above, in addition to settlement of the outstanding third party advances. The third party advances were settled by two officers of Eagle Ford transferring beneficially owned shares of Eagle Ford common stock. Certain of the outstanding notes payable were settled in exchange for shares of common stock and certain notes payable were forgiven by the note holder, as discussed above. The gain on settlement of debt for the twelve months ended December 31, 2011 was $105,288 which consisted of gain from settlement of third party advances of $82,316, a net gain on settlement of notes payable and accrued interest of $10,549 and gain on settlement of accounts payable of $12,423.

6.	RELATED PARTY TRANSACTIONS

On November 11, 2010, Rick Adams, the President of ECCE, loaned the Company $3,017 for working capital. Mr. Adams agreed to forego the principal and interest payment on the loan in July, 2011, thus canceling it (see Note 5).

On December 14, 2010 Rick Adams, the President of ECCE, loaned the Company $7,060 for working capital. Mr. Adams agreed to forego the principal and interest payment on the loan in July, 2011, thus canceling it (see Note 5).

7.	ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410, “Accounting for Asset Retirement Obligations” ECCE records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. ECCE accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at ECCE’s credit-adjusted risk-free interest rate. No market risk premium has been included in ECCE’s calculation of the ARO balance.

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31,

	2011	2010

Asset retirement obligations at beginning of year	$20,072	$6,300

Liabilities incurred from drilling	-	12,600

Purchase of properties	2,823	-

Accretion expense	1,907	1,172

Asset retirement obligations at end of year	$24,802	$20,072

8.	DERIVATIVE LIABILITY

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

As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of December 31, 2011 and determined the fair value to be $219,582. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $219,098 for the year ended December 31, 2011.

Activity for the derivative warrant instruments during the nine months ended December 31, 2011 was:

	December 31, 2010	Activity During the Period	Decrease in Fair Value	December 31, 2011

Derivative warrant instruments	$-	$438,680	$(219,098)	$219,582
Total	$-	$438,680	$(219,098)	$219,582

The assumptions used in the lattice model to determine the fair value of the warrants as of December 31, 2011 were as follows:

December 31, 2011
Exercise price	$0.46-$0.48
Risk free discount rate (1)	0.31%
Volatility (2)	208%
Projected future offering price (3)	$0.17-$0.47
Stock price on measurement date	$0.22
Expected dividend yields (4)	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

9.	SHAREHOLDERS’ EQUITY

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

Common stock sales

During July 2011, the Company sold 1,283,781 shares of restricted common stock in a private placement for gross proceeds of $450,643. No placement costs were incurred.

During August 2011, the Company sold 45,455 shares of restricted common stock in a private placement for gross proceeds of $15,000. No placement costs were incurred.

During September 2011, the Company sold 444,211 shares of restricted common stock in a private placement for gross proceeds of $85,200. No placement costs were incurred.

During November 2011, the Company sold 245,359 shares of restricted common stock in a private placement for gross proceeds of $67,617.

During December 2011, the Company sold 402,899 shares of restricted common stock in a private placement for gross proceeds of $82,000.

Common stock issued for exchange of debt and accounts payable

During July 2011, the Company issued 142,337 shares of common stock, with a fair market value of $106,753, based on the closing market price of the Company’s common stock, to settle $68,322 of notes payable and accrued interest. The transaction resulted in a loss on extinguishment of debt of $38,431.

During September 2011, the Company issued 276,140 shares of common stock, with a fair market value of $55,322 based on the closing market price of the Company’s common stock, to settle $97,994 of notes payable and accrued interest, resulting in a gain on extinguishment of debt of $42,672.

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

Contributed capital for debt extinguishment and forgiveness

During July 2011, an officer of Eagle Ford agreed to waive interest of $472 and principal of $10,077 on his notes payable issued by Eagle Ford. The forgiveness of this notes payable, related party was recorded as a contribution of capital. (See Notes 4 and 5)

On September 30, 2011, two officers of Eagle Ford transferred beneficially owned shares of Eagle Ford common stock with a fair value of $32,683 at the date of the transfer, in exchange for forgiveness of the $115,000 outstanding balance of the third party advances, resulting in a gain from settlement of the third party advances of $82,317, which is included in gain on settlement of debt in the accompanying consolidated income statement. The $32,683 fair value of the transferred beneficially owned shares is accounted for as additional paid-in-capital.

Warrants

Warrant activity during the years ended December 31, 2011 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	-	$-	$-
Granted	1,000,000	0.50	-
Exercised	-	-	-
Expired	-	$-	$-
Outstanding and exercisable at December 31, 2011	1,000,000	$0.50	$-

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

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 8. As of December 31, 2011, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.22 per share.

On September 15, 2011, the Company entered into a merchant banking and advisory agreement in which the Company issued 250,000 shares of restricted common stock upon the execution of the agreement. The Company will issue 500,000 performance based common stock warrants with an exercise price of $0.50 and a 5 year term upon receipt of the initial $50,000 funding tranche as set forth in the agreement provided it is within four months of execution of the agreement. Due to a high degree of uncertainty regarding the issuance of these performance based warrants the Company did not record an issuance of the warrants as of the date of execution of the agreement. As of December 31, 2011 and through the issuance of these consolidated financial statements the transaction was void for the other party’s failure to perform.

10.	INCOME TAXES

Until the merger in June 2011, the Company was structured as partnerships, with all federal income tax liabilities and benefits passed through to the partners. However, the partnerships were subject to the Texas margin taxes.

As of December 31, 2011, ECCE had accumulated net operating losses, and therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward was $1,182,319 at December 31, 2011, and will expire in the year 2032.

At December 31, 2011, the deferred tax assets consisted of the following:

2011
Deferred tax assets
Net operating losses carry-forward	$401,988
Impairment of oil and gas properties	39,447
Total Deferred tax assets	441,435
Less: valuation allowance	(441,435)
Net deferred tax asset	$–

The change in the valuation allowance for the years ended December 31, 2011 totaled $441,435.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows as of December 31, 2011:

2011
Statutory federal income tax rate	(34.0%)
State income taxes and other	-
Valuation allowance	34.0%
Effective tax rate	-

11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

ECCE has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of December 31, 2011, ECCE owed $34,468 for these property taxes.

On February 28, 2010 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). The Company is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of this date, the Company has not reached a satisfactory agreement with the lender.

Operating Leases

Subsequent to the merger with Sandstone LLC, ECCE moved to 1110 NASA Parkway, Ste 311, Houston, TX 77058 and vacated the offices on 3315 Marquart Street, Ste. 206, Houston, Texas 77027. The landlord at Marquart St. was Marquart St. LLC, a company owned by Rick Bobigian, who was a Director of the Company until July, 2011. Upon the merger, the previous rental contract was terminated, and the outstanding rent payments were cancelled.

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminates on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839. The monthly rent will remain at $1,839 until September 1, 2012 when it will increase to $1,896 until the lease expires on August 31, 2013.

Year 2012 $20,400
Year 2013 $15,168

12.	SUBSEQUENT EVENTS

ECCE evaluated events occurring between the end of our fiscal year, December 31, 2011, and when the consolidated financial statements were issued.

On January 18, 2012, ECCE sold 357,143 and 71,429 common shares to two individuals for $0.14 per share.

On February 29, 2012, ECCE issued 300,000 shares of common stock in exchange for three notes payable totaling $36,000 and accrued interest of $7,698.

On March 14, 2011, ECCE issued 250,000 shares to four individuals as compensation for technical assistance relating to existing and potential field evaluation.

On March 26, 2012, ECCE borrowed $75,000 , along with an additional $5,000, from TDLOG, a company controlled by Thomas Lipar, the Chairman of the Board of ECCE, for general corporate purposes. The note carried an interest rate of 8.00%, and is due September 30, 2012. On June 13, 2012, TDLOG agreed to convert the note and accrued interest into ECCE common stock at a price of $0.20 per share, but had not done so at the time of this report.

On May 9, 2012, ECCE sold 500,000 shares of common stock to four individuals for $0.10 per share.

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from AMAC Energy, LLC to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.

On June 6, 2012, ECCE issued 461,667 shares to Ronald Bain, a consultant of the company, for Sec. 144 stock sold at $0.12 per share, for total proceeds of $55,400.

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

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$4.01
Oil (Bbl)	$96.79

(1)	This measure is not intended to represent the market value of estimated reserves.

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

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2010	-	-
Sale of oil and gas properties	-	-
Purchase of oil and gas properties	374,322	-
Production	-	-
Balance, December 31, 2011	374,322	-

Proved developed as of December 31, 2011	374,322	-

Proved developed as of December 31, 2010	-	-

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE’s oil and gas producing activities and the related accumulated depletion as of December 31, 2011:

2011
Proved properties	106,803
Less accumulated depletion	(9,056)
Net capitalized costs	$97,747

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2011:

2011
Acquisition costs	$106,803
Development costs	-
Total Costs Incurred	$106,803

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

Reserves and pricing were calculated by a qualified independent engineer.

Standardized Measure of Discounted Future Net Cash Flow

2011

Future cash inflows at December 31,	$1,326,239
Future costs-
Operating	(197,975)
Development and abandonment	(629,185)
Future net cash flows before income taxes	499,079
Future income taxes	-
Future net cash flows before income taxes	499,079
Discount at 10% annual rate	(401,627)
Standardized measure of discounted future net cash flows	$97,452

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2011

2011

Beginning of the year	$-
Purchase of minerals in place	322,044
Extensions, discoveries and improved recovery	38,808
Revision of quantity estimates	(265,861)
Sales of minerals in place	-
Net change in prices and production costs	12,190
Accretion of discount	32,204
Sales, net of production costs	(41,889)
Previously estimated development costs incurred during the period	-
Change in future development costs	-
Net change in future income taxes	-
Ending of year	$97,452

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the level of operations we experienced in 2011 and were operating at the reasonable assurance level. However, as we grow, we will need to enhance our controls. We intend to take measures in 2012 that will enhance controls over various functions of our operations so as to insure the level of such controls is effective in the future.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2011 as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we are developing an implementation plan in be put in place whereby in 2012 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Paul Williams	48	Chief Executive Officer and a Director
R. Sandy Cunningham	50	President and Chief Operating Officer
Rick Adams (1)	42	Chief Financial Officer and a Director
Thomas Lipar	61	Chairman of the Board of Directors
N. Wilson Thomas	57	Chief Financial Officer

(1)	Mr. Adams resigned as Chief Financial Officer on January 1, 2012.

Paul Williams was appointed Chief Executive officer of Eagle Ford Oil & Gas Corp on June 21, 2012 upon completion of the merger with Sandstone LLC.

On July 23, 2010, N. Wilson Thomas resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp., in which he had served since November, 2007 and remained with the company as Controller. Mr. Thomas returned to the position of Chief Financial Officer on February 14, 2011. On June 21, 2011, resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp., and remained with the company as Controller. On January 1, 2012, Mr. Thomas returned to the position of Chief Financial Officer. Mr. Thomas is a CPA and a graduate of the University of Texas, Austin.

On July 26, 2010, Rick Adams was appointed as President and Chief Executive Officer of Eagle Ford Oil & Gas Corp. Subsequent to the merger with Sandstone LLC, Mr. Adams resigned from the position of President of ECCE on June 21, 2011 and accepted the position of Chief Financial Officer and remained a Director. Mr. Adams resigned as Chief Financial Officer on January 1, 2012, but remained a Director. Mr. Adams holds a BBA in economics and statistics from Baylor University and an MBA in finance from the University of Saint Thomas.

On July 26, 2010, Imran Maniar, CPA was appointed as Chief Financial and as a Director of Eagle Ford Oil & Gas Corp and served in those positions until February 14, 2011, when he left the company.

AUDIT COMMITTEE

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our board of directors. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our board of directors. The Company has no audit committee financial expert as defined under 17 CFR Section 228.41.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant’s independence.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011.

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors and officers. The Code is filed as an exhibit to this Annual Report. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 2951 Marina Bay Drive, Suite 130-369, League City, Texas 77573.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer and chief financial officer for fiscal year ended December 31, 2011, and during 2010 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position		($)	($)	($)	($)	($)	($)	($)	($)
Paul Williams,	2011	216,000	-	-	-	-	-	-	216,000
Director/ CEO	2010	144,000	-	-	-	-	-		144,000

R. Sandy Cunningham	2011	216,000	-	-	-	-	-	-	216,000
Pres/COO	2010	144,000	-	-	-	-	-	-	144,000

Rick Adams, CEO	2011	108,000		-	-	-	-	-	108,000

N. Wilson Thomas	2011	36,000	-	-	-	-	-	-	36,000
CFO

Totals 2011		576,000	-	-	-	-	-	-	576,000

Totals 2010		288,000	-	-	-	-	-	-	288,000

GRANTS OF PLAN-BASED AWARDS

The Company has reserved 100,000 shares of our common stock for issuance under the Plan. No securities or options have been issued pursuant to the Plan. No options have been issued to the named executive officers under the Plan or any other plan.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with any of its executive officers.

DIRECTOR COMPENSATION

During fiscal year ended December 31, 2011, we did not pay any compensation to our directors for their respective position on the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock and our Series A Preferred Stock (our only class of preferred stock that has voting rights) by each stockholder known by us to be the beneficial owner of more than 5% of our common stock by each of our directors, our Named Executive Officers, and our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares, except as otherwise indicated. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of the date of this Annual Report, there are 36,034,293 shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares of Common Stock and Percentage of Voting Power
	No.		%
Directors & Officers
Paul Williams	3,306,061		9.17

R. Sandy Cunningham	3,306,061		9.17

Richard Adams	501,000		1.39

Thomas Lipar	9,134,810		25.35

N. Wilson Thomas	347,500		0.96

	-		-
All executive officers & directors as a group (5 persons)	16,604,032		46.04

Beneficial Owners of more than 5%
Safari Adventure Productions, Inc.	2,187,496	(2)	6.07

(1)	Unless otherwise indicated, the business address of the individuals listed is 1110 NASA Parkway, Ste. 311, Houston TX 77058.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Paul Williams, Chief Executive Officer, Board Member and Indirect Beneficial shareholder (10% or more). Mr. Williams received shares of EFOGC via Valor Interest Partners as an indirect beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in Sandstone Energy Partners I, L.L.C. in Aug 2011.

Ralph “Sandy” Cunningham, President and Chief Operating Officer, and Indirect Beneficial shareholder (10% or more). Mr. Cunningham received shares of EFOGC via Valor Interest Partners as an indirect beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in Sandstone Energy Partners I, L.L.C. in Aug 2011.

Thomas Lipar, Chairman of the Board and Indirect Beneficial shareholder (10% or more). Mr. Lipar received shares of EFOGC via TDLOG, L.L.C. as an indirect beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in Sandstone Energy Partners II, L.L.C. in Aug 2011.

Safari Adventure Productions, Inc., Beneficial and Indirect Beneficial shareholder (10% or more). Safari Adventure Productions, Inc. received shares of EFOGC as a direct beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in all three of the Sandstone Energy partnerships in Aug 2011.

Brooks Minx, Indirect Beneficial shareholder (10% or more) President and 100% member interest owner of Safari Adventure Productions, Inc. Received shares of EFOGC via Safari Adventure Productions, Inc. as an indirect beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in all three of the Sandstone Energy partnerships in Aug 2011.

Rick Adams, Chief Financial Officer and former President of ECCE, cancelled outstanding debt due from ECCE and purchased common stock.

The Company subleased its office space through June 2011 from a building that is 100% owned by Mr. Bobigian, who was a director of ECCE. All existing rent due was cancelled and there was no rent paid for either 2011 or 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2011, we incurred approximately $188,375 in fees to our principal independent accountants for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2010 and for the review of our consolidated financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011. Expenses also included services rendered relating to the filing of various 8-K’s related to the merger of Sandstone LLC and ECCE.

During 2011, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During fiscal year ended December 31, 2010, we incurred approximately $42,470 in fees to our principal independent accountants for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2010 and for the review of our consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

During 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)
3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)
3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)
3.2	Bylaws (1)
4.1	Form of Common Stock Certificate (1)

Exhibit Number	Description of Exhibit
4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2006 (2)
4.3	Assignment, Conveyance, and Bill of Sale with respect to 37% working interest in Wilson Wells (3)
10.1	2005 Directors, Officer and Consultants Stock Option, Stock Warrants and Stock Awards Plan (4)
14.1	Code of Ethics (7)
14.2	Whistleblower Policy (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on December 7, 2005.

(2)	Incorporated by reference to our Report on Form 8-K filed with the SEC on June 30, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 20, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 5, 2007.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 11, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 9, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 26, 2009.

(13)	Incorporated by reference to our Current Report on S-8 filed with the SEC on June 26, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2009.

(15)	Incorporated by reference to our Current Report on Form Def-14C with the SEC on July 6, 2010.

(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 20, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 30, 2010.

(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2011.

(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 21, 2011.

(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 24, 2011.

(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 20, 2011.

(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 12, 2011.

(24)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 19, 2011.

(25)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on October 5, 2011.

(26)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 3, 2011.

(27)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on November 4, 2011.

(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2011.

(29)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on November 16, 2011.

(30)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2011.

(31)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE FORD OIL AND GAS CORP.

Dated: July 18, 2012	By: /s/ Paul Williams

Paul Williams
Chief Executive Officer and Director

Dated: July 18, 2012	By: /s/ N. Wilson Thomas
N. Wilson Thomas
Chief Financial Officer and Principal Accounting Officer