Form 10-Q
period 2012-03-31
Eagle Ford Oil & Gas Corp
filed 2012-07-19
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

36,034,293 shares of the registrant’s common stock were outstanding as of July 18, 2012.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,365	$23,412
Accounts receivable - production	48,560	48,175
Prepaid expenses	17,135	32,760
Total current assets	71,060	104,347

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs subject to amortization	106,500	106,500
Costs not subject to amortization	2,822,777	2,822,777
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(13,541)	(11,556)
Total property and equipment, net	2,946,575	2,948,560

OTHER ASSETS
Deposits	100,000	100,000

TOTAL ASSETS	$3,117,635	$3,152,907

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$418,300	$368,165
Accrued expenses	791,932	745,055
Accrued expenses to related parties	83,058	83,058
Notes payable, current portion	1,824,709	1,878,709
Notes payable to related parties, current portion	892,500	817,500
Convertible debentures	545,000	545,000
Total current liabilities	4,555,499	4,437,487

LONG-TERM LIABILITIES
Derivative liability - warrants	190,386	219,582
Asset retirement obligations	24,802	24,802
TOTAL LONG-TERM LIABILITIES	215,188	244,384

TOTAL LIABILITIES	4,770,687	4,681,871

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,072,626 and 34,094,054 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	35,073	34,094
Additional paid-in-capital	5,670,445	5,519,054
Accumulated deficit	(7,358,570)	(7,082,112)
TOTAL SHAREHOLDERS’ DEFICIT	(1,653,052)	(1,528,964)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,117,635	$3,152,907

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended March 31,
	2012	2011

REVENUE	$2,191		$141,680

OPERATING EXPENSES
Lease operating expenses	1,806		38,805
General and administrative expenses	230,325		193,862
Depreciation, depletion and accretion	1,985		439
Total operating expenses	234,116		233,106

Net operating loss	(231,925)		(91,426)

OTHER INCOME (EXPENSE)
Interest expense	(73,729)		(18,398)
Unrealized gain on change in warrant derivative value	29,196		-
Total other income (expense)	(44,533)		(18,398)

Net loss	(276,458)		(109,824)
Net gain attributable to noncontrolling interest	-		(37,706)
Net loss attributable to Company.	$(276,458)		$(147,530)
Net loss attributable to common shareholders of Company	$(276,458)		$(147,530)

Loss per common share (basic and diluted)	$(0.01)	$	(0.01)

Weighted average common shares outstanding (basic and diluted)	34,617,288		17,857,113

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three months ended March 31, 2012
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2011	34,094,054	$34,094	$5,519,054	$(7,082,112)	$(1,528,964)

Common shares issued for cash	428,572	428	59,572	-	60,000

Common shares issued for exchange of notes payable	300,000	300	42,069	-	42,369

Common shares issued for services	250,000	250	49,750	-	50,000

Net loss	-	-	-	(276,458)	(276,458)

Balance, March 31, 2012	35,072,626	$35,072	$5,670,445	$(7,358,570)	$(1,653,053)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(276,458)	$(109,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	50,000	-
Depreciation, and depletion	1,985	-
Accretion of asset retirement obligation	-	439
Unrealized gain on change in derivative value	(29,196)	-
Changes in operating assets and liabilities:
Accounts receivable – production	(385)	198,862
Prepaid expenses	15,625	-
Accounts payable – trade	50,135	(121,501)
Accrued expenses to related parties	53,247	-
Net cash used in operating activities	(135,047)	(32,024)

Cash flows from investing activities:
Disposition of oil and gas properties	-	174,485
Net cash provided by investing activities	-	174,485

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	75,000	-
Payments made on notes payable	(18,000)	(18,000)
Borrowings under notes payable – related party	-	130,000
Proceeds from sale of common stock	60,000	-
Distributions to shareholders	-	(50,545)
Net cash provided by financing activities	117,000	61,455

Net (decrease) increase in cash and cash equivalents	(18,047)	203,916
Cash and cash equivalents, at beginning of period	23,412	414
Cash and cash equivalents, at end of period	$5,365	$204,330

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financial activities:
Common shares issued to settle notes payable	$42,369	$-

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements of Eagle Ford have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with Eagle Ford’s Form 8-KA filed on November 4, 2011 with the SEC with respect to the Reverse Acquisition.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s unaudited condensed consolidated financial statements include all accounts of Eagle Ford and its subsidiaries: Sandstone, SSEP1, SSEP2, and SSEP3. All significant inter-company balances and transactions have been eliminated in consolidation.

Nature and Classification of the Noncontrolling Interest in the Unaudited Condensed Consolidated Financial Statements

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

Prior to August 8 and August 11, 2011, the Company held a 50% controlling interest in SSEP1, SSEP2, and SSEP3, and the remaining 50% interest not held by the Company was accounted for as noncontrolling interest. On August 8 and August 11, 2011, the Company acquired the remaining 50% interest, resulting in the Company owning, as of those dates, 100% of SSEP1, SSEP2, and SSEP3 and the removal of noncontrolling interest in the Company’s unaudited condensed consolidated financial statements.

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

Eagle Ford’s unaudited condensed consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties; timing and costs associated with its asset retirement obligations; estimates for the realization of goodwill; and estimates of the value of derivative financial instruments.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of March 31, 2012.

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

The following table describes changes in our asset retirement obligation during the three months ended March 31, 2012 and the year ended December 31, 2011.

	Three months Ended March 31, 2012	For the Year Ended December 31, 2011
ARO liability at beginning of period, current and noncurrent	$24,802	$20,072
Liabilities incurred from acquisitions	-	2,823
Accretion	-	1,907
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2012 and December 31, 2011, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At March 31, 2012, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% and 100% of Eagle Ford’s total oil and gas revenues for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, Eagle Ford’s accounts receivable from its primary customer was $48,560 and $48,175, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2012, the Company did not identify any uncertain tax positions.

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

The three levels are defined as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012. There were no transfers of financial assets between levels during the three months ended March 31, 2012.

	Carrying Value at	Fair Value Measurement at March 31, 2012
	March 31, 2012	Level 1	Level 2	Level 3

Derivative liability	$190,386	$-	$-	$190,386

The Company did not identify any other assets and liabilities that are required to be presented on the unaudited condensed consolidated balance sheet at fair value.

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at March 31, 2012 and December 31, 2011.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from March 31, 2012 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2012, Eagle Ford incurred a net loss attributable to common shareholders of $276,458. During the three months ended March 31, 2012, operating expenses included interest expenses and non cash expenses related to the derivative liability. At March 31, 2012 and December 31, 2011, the Company had a working capital deficit of $4,484,439 and $4,333,140, respectively, and held cash and cash equivalents of $5,365 and $23,412, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of Eagle Ford’s business. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

5. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the three months ended March 31, 2012. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2011	Additions	Impairment/ Dispositions	March 31, 2012

Vick 1, Lee County, TX	$764,752	$-	$-	$764,752

Vick 2, Lee County, TX	1,181,846	-	-	1,181,846
Alexander 1, Lee County, TX	875,876	-	-	875,876
Live Oak County, TX	106,803	-	-	106,803
	$2,929,277	-	$-	$2,929,277

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of March 31, 2012.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of March 31, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of March 31, 2012.

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

The reserve report dated January 1, 2011 showed future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011.

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

6. DEBT

Notes Payable – Related Parties

	March 31, 2012	December 31, 2011

Promissory note to TDLOG – 8% interest; due December 31, 2012; unsecured (1)	$817,500	$817,500
Promissory note to TDLOG – 8% interest; due September 30, 2012; unsecured (1)	75,000	-
Total: Notes Payable – Related Parties	$892,500	$817,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford.

Notes Payable – Non-Related Parties

	March 31, 2012	December 31, 2011
Promissory note to Pierre Vorster –12.5% interest; due November 18, 2011; unsecured (1)	$52 ,000	$70,000
Promissory note - 12% interest; due June 30, 2009; not secured (2)	328,578	328,578
Promissory note - 5% interest; due January 1, 2012; not secured.	227,131	227,131
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory note – 7% interest; due August 17, 2009; not secured (4)	-	12,000
Promissory note - 7% interest; due September 14, 2009; not secured (4)	-	12,000
Promissory note - 7% interest; due September 19, 2009; not secured (4)	-	12,000
Promissory notes - 6% interest; due April 1, 2011; not secured (5)	142,000	142,000
Promissory notes - 5% interest; due October 15, 2010; not secured (5)	50,000	50,000
Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (6)	25,000	25,000
Total notes payable	1,824,709	1,878,709
Less: current portion of notes payable	(1,824,709)	(1,878,709)
Total notes payable – long term	$-	$-

On June 20, 2011, the Company assumed $1,918,709 of non-related party notes as a result of the Reverse Acquisition (see Note 4). Accrued and unpaid interest for notes payable to non-related parties at March 31, 2012 and December 31, 2011 was $546,187 and $513,392, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

(1)	Pierre Vorster is a former investor in Sandstone, LLC and owns 178,571 shares of Eagle Ford common stock.
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

(4)
Pursuant to the Reverse Acquisition, the Company assumed notes payable of $36,000 originally issued in 2009 from one party for general corporate purposes. These notes are in default, and are due on demand. Eagle Ford has continued to accrue interest on these notes at the stated rate. In March 2012, the party agreed to convert $36,000 of principle and $6,369 of accrued interest on these notes into 300,000 shares of Eagle Ford common stock.

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

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition (see Note 4). The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. There have been neither shares issued for the interest payable as of the date of this report, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. Accrued and unpaid interest was $110,255 at March 31, 2012 related to the convertible debentures. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date of this report.

Following are maturities on all debt and convertible debentures for the next five years:

Principal Amount
2012	$545,000
Thereafter	-
Total convertible debt	$545,000

Loss on settlement of debt

During the three months ended March 31, 2012, the Company settled certain of its outstanding notes payable, as further discussed above, in addition to settlement of the outstanding third party advances. The loss on settlement of debt for the three months ended March 31, 2012 was $2,631 which consisted of a net loss on settlement of notes payable from an unrelated party.

7. DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of March 31, 2012 and determined the fair value to be $190,386. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $29,196 for the three months ended March 31, 2012.

Activity for the derivative warrant instruments during the three months ended March 31, 2012 was:

	December 31, 2011	Activity During the Period	Decrease in Fair Value	March 31, 2012

Derivative warrant instruments	$219,582	$-	$29,196	$190,386
Total	$219,582	$-	$29,196	$190,386

The assumptions used in the lattice model to determine the fair value of the warrants as of December, 2011 and March 31, 2012 were as follows:

	December 31, 2011	March 31, 2012
Exercise price	$0.46-$0.48	$0.46-$0.49
Risk free discount rate (1)	0.31%	0.33%
Volatility (2)	208%	217%
Projected future offering price (3)	$0.17-$0.47	$0.17-$0.42
Stock price on measurement date	$0.22	$0.19
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

Common stock issued for exchange of debt and accounts payable

On February 23, 2012, ECCE issued 300,000 shares of common stock in exchange for three notes payable totaling $36,000 and accrued interest of $6,369.

Common stock issued for services

On March 14, 2012, ECCE issued 250,000 shares to four individuals as compensation for technical assistance relating to existing and potential field evaluation, fair valued at $50,000.

Warrants

Warrant activity during the three months ended March 31, 2012 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,000,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at March 31, 2012	1,000,000	$0.50	$-

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 7. As of March 31, 2012, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.19 per share.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

Eagle Ford has not paid property taxes for 2007 or 2008 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of March 31, 2012, Eagle Ford owed $43,452 for these property taxes. ECCE is currently in negotiations to settle this liability.

Operating Leases

Subsequent to the merger with Sandstone LLC, ECCE moved to 1110 NASA Parkway, Ste 311, Houston, TX 77058 and vacated the offices on 3315 Marquart Street, Ste. 206, Houston, Texas 77027. The landlord at Marquart St. was Marquart St. LLC, a company owned by Rick Bobigian, who was a Director of the Company until July, 2011. Upon the merger, the previous rental contract was terminated, and the outstanding rent payments were cancelled

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminates on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839. The monthly rent will remain at $1,839 until September 1, 2012 when it will increase to $1,896 until the lease expires on August 31, 2013

12 months ended March 31 2013 $22,410

12 months ended March 31 2014 $ 9,480

10. SUBSEQUENT EVENTS

On May 9, 2012, ECCE sold 500,000 shares of common stock to four individuals for $0.10 per share.

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.

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

As a result of the Reverse Acquisition and the August acquisition of the remaining 50% interests in SSEP1, SSEP2, and SSEP3, the Company’s most significant oil and gas assets at March 31, 2012 were the Company’s interests in Vick No.1, Vick No. 2 and Alexander 1, all located in Lee County, Texas. All of the Company’s wells in Lee County (the Lee County Wells”) are operated by a third party.

Oil & Gas Properties

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of March 31, 2012.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well production to the end of March 31, 2012 is 11,344 bbls, production has not been consistently sustained to establish proved reserves. In recent months, its production trend has been the following: June – 366 bbls, July – 106 bbls, August – 35 bbls, September – 15 bbls. In October 2011, the well currently produced at a level to approximately 15 bbls to hold its lease position. Options to improve production are being considered including drilling a new well with a perforated liner. The Company has a 38.75% net working interest as of March 31, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production of 16,773 bbls from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. During the months subsequent to suspension of the well, the Operator proposed a drilling plan for a 2,500 ft. horizontal side-track to re-initiate commercial production. On September 14, 2011, the Company elected to not participate in the 2,500 ft. horizontal side-track and by doing so; the Consenting Parties will be reimbursed by 300% of cost incurred as an incentive to the Consenting Parties before the Company will be able to participate again in the Alexander. As of the date of this report, it is the understanding of the Company that the production of the Alexander No: 1 well was 215 bbls for September and 32 bbls for October. The Company has a 38.75% net working interest as of March 31, 2012.

During the three months ended March 31, 2012, the Operator performed a small scale 3D seismic shoot and it is currently being processed. The Company is still evaluating the Lee County project for further exploratory and development projects to further establish proved reserves as well as increasing its lease position in the area.

Prior to the Reverse Acquisition, in August 2010, Eagle Ford purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of three wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000 plus potential additional expenses related to the drilling. The wells were drilled and completed and production began during November and December 2010 and classified as proved reserves. As of the date of this report, the wells in Live Oak County continue to have minimal oil and gas production. We do not anticipate any further drilling in this field.

On August 5, 2011, Eagle Ford entered into an agreement to purchase a 1.5% working interest in the Bayou Choctaw Project, located in Iberville Parish, Louisiana from GFX Energy, Inc. (“GFX”), In December 2011, ECCE determined that the project did not adequately reflect its expansion goals. GFX agreed to terminate the agreement. ECCE currently has a $100,000 deposit with GFX for use in future ongoing projects with GFX.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

For the three months ended March 31, 2012, Eagle Ford recognized revenue of $2,191, a decrease of $139,489 compared to revenue of $141,680 during the three months ended March 31, 2011. The decrease in revenues for the three months ended March 31, 2012 is primarily due to decreased production from the Vick 2 and Alexander 1 wells. Currently, Vick 2 is producing at a level to hold its lease position and options to improve production are being considered including drilling a new well with a perforated liner. The operator of Alexander 1 is currently evaluating the well for completion options. During the three months ended March 31, 2012, we sold no barrels of oil and 925 Mcf of natural gas at an average price of $2.41 per Mcf. During the three months ended March 31, 2011, we sold approximately 4,735 barrels of oil at an average price of $78.94 and no natural gas. As of March 31, 2012, only the Live Oak County wells remained online, as the others are in various stages of completion or evaluation. The initial production from the Lee County wells in 2011 were not from permanent reserves of completed well, rather it was from initial production at a zone that was not capable of long term production.

For the three months ended March 31, 2012, we incurred operating expenses of $234,116, a decrease of $1,010 (0.4%) compared to $233,106 for the three months ended March 31, 2011.

Other income (expenses) increased $26,135 in total, to $(44,533) from $(18,398) for the three months ended March 31, 2012 and 2011, respectively. The $26,135 increase in other income (expenses) is due to a $29,196 unrealized gain on change in derivative value and $(73,729) Interest expenses compared to the prior year period,

Our net loss for the three months ended March 31, 2012 attributable to the Company’s shareholders was $276,458, an increase of $128,928 (87%) compared to a net loss of $147,530 for the three months ended March 31, 2011, due to the reasons notes above.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2012

At March 31, 2012, our current assets were $71,060 and our current liabilities were $4,555,499, which resulted in a working capital deficiency of $4,484,439.At March 31, 2012, our total liabilities were $4,770,687 consisting of: (i) $418,300 in accounts payable - trade; (ii) $791,932 in accrued expenses; (iii) $83,058 in accrued expenses – related party; (iv) $1,824,709 in notes payable to third parties, current; (v) $892,500 in short-term debt – related parties; (vi) $545,000 in convertible debt; (vii) $190,386 in derivative liabilities; and (viii) $24,802 in asset retirement obligations.

Stockholders’ deficit increased from $1,528,964 at December 31, 2011 to a deficit of $1,653,053 as of March 31, 2012. This deficit was increased by the loss from operations for the first three months of 2012.

Cash Flows

Cash Flows from Operating Activities

Cash used in operations were $135,047 during the three months ended March 31, 2012, compared to net cash used for operations of $32,024 during the prior year period, which was an increase in cash used in operations of $103,023, primarily due to a $166,634 increase in net loss and off set by net increase in accounts payable, accrued expenses, and accrued expenses – related party.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $0 during the three months ended March 31, 2012, compared to net cash provided by investing activities of $174,485 during the prior year period, which represented funds from the sale of an oil and gas property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $117,000 during the three months ended March 31, 2012, compared to net cash from financing activities of $61,455 during the prior year period, which was an increase from financing activities of $55,545. This increase in cash from financing activities is related to a distribution to shareholders of $50,545 during 2011 with nil distribution in year 2012.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor’s report on our December 31, 2011 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At March 31, 2012, we had a working capital deficit of $4,484,439. We will need to raise additional capital during 2012 to fund general corporate working capital needs, which includes principal and accrued interest on past due notes payable and convertible bonds totaling $4,208,575. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect or future wells on that and other prospects.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, outside of any items related to the drilling or completion of the Lee County, Live Oak County and East Pearsall fields.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2012. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 and as of the date of this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2012, ECCE sold 357,143 and 71,429 common shares to two individuals for $0.14 per share.

On February 23, 2012, ECCE issued 300,000 shares of common stock in exchange for three notes payable totaling $36,000 and accrued interest of $6,369.

On March 14, 2012, ECCE issued 250,000 shares to four individuals as compensation for technical assistance relating to existing and potential field evaluation, fair valued at $50,000.

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

EAGLE FORD OIL & GAS CORP.

Date: July 18, 2012	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: July 18, 2012	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer