Form 10-Q
period 2012-06-30
Eagle Ford Oil & Gas Corp
filed 2012-08-14
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

35,989,293 shares of the registrant’s common stock were outstanding as of August 14, 2012.

                Signatures

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$317,295	$23,412
Accounts receivable - production	37,324	48,175
Prepaid expenses	27,260	32,760
Total current assets	381,879	104,347

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs subject to amortization	106,500	106,500
Costs not subject to amortization	9,273,023	2,822,777
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(15,391)	(11,556)
Total property and equipment, net	9,394,971	2,948,560

OTHER ASSETS
Deposits	100,000	100,000

TOTAL ASSETS	$9,876,850	$3,152,907

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$598,559	$368,165
Accrued expenses	932,362	745,055
Accrued expenses to related parties	83,058	83,058
Notes payable, current portion	1,806,709	1,878,709
Notes payable to related parties, current portion	897,500	817,500
Convertible debentures	545,000	545,000
Total current liabilities	4,863,188	4,437,487

LONG-TERM LIABILITIES
Derivative liability - warrants	168,951	219,582
Long-term note payable	7,000,000	-
Asset retirement obligations	24,802	24,802
Total long term liabilities	7,193,753	244,384

TOTAL LIABILITIES	12,056,941	4,681,871

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,989,293, and 34,094,054 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	35,989	34,094
Additional paid-in-capital	5,769,529	5,519,054
Accumulated deficit	(7,985,610)	(7,082,112)
TOTAL SHAREHOLDERS’ DEFICIT	(2,180,092)	(1,528,964)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,876,850	$3,152,907

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE	$1,681	$176,774	$3,872	$219,823
OPERATING EXPENSES
Lease operating expenses	1,044	13,072	2,850	37,977
General and administrative expenses	527,421	177,923	757,746	318,964
Depreciation, depletion and accretion	1,850	2,106	3,835	2,106
Impairment of goodwill	-	4,641,061	-	4,641,061
Total operating expenses	530,315	4,834,162	764,431	5,000,108
Net operating loss	(528,634)	(4,657,388)	(760,559)	(4,780,285)
OTHER INCOME (EXPENSES)
Gain on legal settlements – liens	-	11,136	-	11,136
Management fee income	-	27,000	-	54,000
Interest expense	(119,840)	(38,080)	(193,569)	(96,298)
Unrealized gain on change in derivative value	21,435	197,264	50,631	197,264
Total other income (expenses)	(98,405)	197,320	(142,938)	166,102
Net loss	(627,039)	(4,460,068)	(903,497)	(4,614,183)
Net income (loss) attributable to noncontrolling interest	-	(58,136)	-	(62,935)
Net loss attributable to Eagle Ford Oil & Gas Corp.	$(627,039)	$(4,401,932)	$(903,497)	$(4,551,248)
Loss per common share:
Basic	$(0.02)	$(0.24)	$(0.03)	$(0.25)
Diluted	$(0.02)	$(0.24)	$(0.03)	$(0.25)
Weighted average common shares outstanding:
Basic	35,388,011	18,367,608	34,997,273	18,113,771
Diluted	35,388,011	18,367,608	34,997,273	18,113,771

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Six months ended June 30, 2012
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2011	34,094,054	$34,094	$5,519,054	$(7,082,112)	$(1,528,964)

Common shares issued for cash	1,345,239	1,344	158,656	-	160,000

Common shares issued for exchange of notes payable and accrued interest	300,000	300	42,069	-	42,369

Common shares issued for services	250,000	250	49,750	-	50,000

Net loss	-	-	-	(903,498)	(903,498)
Balance, June 30, 2012	35,989,293	$35,988	$5,769,529	$(7,985,610)	$(2,180,093)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(903,497)	$(4,614,183)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share-based compensation	50,000	-
Depreciation and depletion	3,835	2,106
Amortization of deferred financing costs	-	1,125
Amortization of debt discounts	-	9,260
Gain on legal settlements - liens	-	11,136
Impairment of goodwill	-	4,461,061
Unrealized gain on change in derivative value	(50,631)	(197,264)
Changes in operating assets and liabilities:
Accounts receivable – production	10,851	316,847
Prepaid expenses	5,500	-
Accounts payable – trade	230,394	(36,814)
Accrued expenses	193,677	(19,193)
Accrued expenses to related parties	-	62,975
Net cash used in operating activities	(459,871)	(154,784)

Cash flows from investing activities:
Additions to oil and gas properties	(6,450,246)	(178,101)
Proceeds from sale of oil and gas properties	-	66,529
Reverse acquisition – cash acquired	-	832
Net cash used in investing activities	(6,450,246)	(110,740)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	80,000	180,000
Proceeds from long term debt	7,000,000	-
Payments made on notes payable	(36,000)	(36,000)

Payments made on short term debt	-	(15,000)
Proceeds from sale of common stock	160,000	405,310

Net cash provided by financing activities	7,204,000	534,310

Net increase in cash and cash equivalents	293,883	578,354
Cash and cash equivalents, at beginning of period	23,412	414
Cash and cash equivalents, at end of period	$317,295	$578,768

Supplemental cash flow information:
Interest paid	$-	$39,875
Income taxes paid	$-	$-

Non-cash investing and financial activities:
Common shares issued to settle notes payable and accrued interest	$42,369	$438,680
Derivative liability valuation	$-	$1,775,262

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

Eagle Ford's unaudited condensed consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties; timing and costs associated with its asset retirement obligations; estimates for the realization of goodwill; and estimates of the value of derivative financial instruments.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash and Cash Equivalents

Eagle Ford considers all highly liquid investments with original maturities of Six months or less at the date of purchase to be cash equivalents.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of June 30, 2012.

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

The following table describes changes in our asset retirement obligation during the Six months ended June 30, 2012 and the year ended December 31, 2011.

	Six months Ended June 30, 2012	For the Year Ended December 31, 2011
ARO liability at beginning of period, current and noncurrent	$24,802	$20,072
Liabilities incurred from acquisitions	-	2,823
Accretion	-	1,907
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2012 and December 31, 2011, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At June 30, 2012, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford's total oil and gas revenues for the six months  ended June 30, 2012, to two customers for the six months ended 2011, respectively. At June 30, 2012 and December 31, 2011, Eagle Ford's accounts receivable from its primary customer was $37,324 and $48,175, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford's production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2012, the Company did not identify any uncertain tax positions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012. There were no transfers of financial assets between levels during the six months ended June 30, 2012.

	Carrying Value at	Fair Value Measurement at June 30, 2012
	June 30, 2012	Level 1	Level 2	Level 3

Derivative liability	$168,951	$-	$-	$168,951

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at June 30, 2012 and December 31, 2011.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from June 30, 2012 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the Six months ended June 30, 2012, Eagle Ford incurred a net loss attributable to common shareholders of $903,497. During the Six months ended June 30, 2012, operating expenses included interest expenses and non cash expenses related to the derivative liability. At June 30, 2012 and December 31, 2011, the Company had a working capital deficit of $4,481,309 and $4,333,140, respectively, and held cash and cash equivalents of $317,295 and $23,412, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

5. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the Six months ended June 30, 2012. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2011	Additions	Impairment/ Dispositions	June 30, 2012

Vick 1, Lee County, TX	$764,752	$-	$-	$764,752
Vick 2, Lee County, TX	1,181,846	-	-	1,181,846
Alexander 1, Lee County, TX	875,876	-	-	875,876
Live Oak County, TX	106,803	-	-	106,803
East Pearsall, TX		6,450,246	-	6,450,246
	$2,929,277	$6,450,246	$-	$9,379,523

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of June 30, 2012.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of June 30, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of June 30, 2012.

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

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we have reached a satisfactory agreement with the lender and are preparing legal documents for approval.

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

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.  ECCE is attempting to raise funds in order to develop this field. The total investment to date totals $6,450,246.

6. DEBT

Notes Payable – Related Parties

	June 30, 2012	December 31, 2011
Promissory note to TDLOG – 8% interest; due December 31, 2012; unsecured (1)	$817,500	$817,500
Promissory note to TDLOG – 8% interest; due September 30, 2012; unsecured (1)	80,000	-
Total: Notes Payable – Related Parties	$897,500	$817,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford.

Notes Payable – Non-Related Parties

	June 30, 2012	December 31, 2011
Promissory note to Pierre Vorster –12.5% interest; due November 18, 2012; unsecured (1)	$34,000	$70,000
Promissory note - 12% interest; due June 30, 2009; not secured (2)	328,578	328,578
Promissory note - 5% interest; due January 1, 2012; not secured.	227,131	227,131
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory note – 7% interest; due August 17, 2009; not secured (4)	-	12,000
Promissory note - 7% interest; due September 14, 2009; not secured (4)	-	12,000
Promissory note - 7% interest; due September 19, 2009; not secured (4)	-	12,000
Promissory notes - 6% interest; due April 1, 2011; not secured (5)	142,000	142,000
Promissory notes - 5% interest; due October 15, 2010; not secured (5)	50,000	50,000
Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (6)	25,000	25,000
Promissory note – Medallion Investment- 10% interest	7,000,000
Total notes payable	8,806,709	1,878,709
Less: current portion of notes payable	(1,806,709)	(1,878,709)
Total notes payable – long term	$7,000,000	$-

On June 20, 2011, the Company assumed $1,918,709 of non-related party notes as a result of the Reverse Acquisition (see Note 4). Accrued and unpaid interest for notes payable to non-related parties at June 30, 2012 and December 31, 2011 was $631,202 and $513,392, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

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

(7)
East Pearsall

ECCE borrowed $7,000,000 from Medallion Oil Company LTD (MOC) to purchase the East Pearsall tract from AMAC Energy, which created a Special Purpose Entity (SPE). Upon receipt of the funds, ECCE granted to MOC a lien and security interest on all the assets of the SPE, including the leases up to the investment and any accrued interest. The amount will be paid in full within 12 months, and bears an interest rate of 10.00% APR. There will be an additional distribution of $7,000,000 to MOC in preferred production payments, which may be deferred until after receipt of the initial $7,000,000 and interest payments and then paid per agreed upon sliding scale within 18 months from the closing date or a mutually agreed date.

MOC will retain 6.55% of the 63.75% Net Revenue Interest as an overriding royalty interest (ORRO) after all payments described previously are received by MOC. There may also be a sliding scale on these payments to be negotiated on a reasonable basis to enable ECCE to retain reasonable cash proceeds to enable it to conduct its business with respect to drilling and development of the project.

The overriding royalty interest shall be free and clear of all costs except production taxes. The ORRO will apply to any renewals, extensions, etc. of existing leases and to any new leases acquired within the Area of Mutual Interest. ECCE must satisfy all drilling obligations or otherwise default to the terms included in the final transaction documents. MOC shall have all rights under the SPE documents, including but not limited to the right to foreclose on its lien and security interest and obtain all rights to the Leases. ECCE will reimburse MOC for any legal hours it occurs, up to $10,000.

Included in the AMAC financing agreement, ECCE agrees to cause the drilling of at least one oil and gas well on or prior to 12 months from the date hereof and obtain drilling funds of at least $21,500,000 with a satisfactory drilling partner within six months of the date hereof, or approximately December 4, 2012.

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition (see Note 4). The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. There have been neither shares issued for the interest payable as of the date of this report, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. Accrued and unpaid interest was $126,605 at June 30, 2012 related to the convertible debentures. The Debentures are secured by a 1.5% interest in six oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date of this report.

Following are maturities on convertible debentures for the next five years:

Principal Amount
2012	$545,000
Thereafter	-
Total convertible debt	$545,000

7. DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of June 30, 2012 and determined the fair value to be $168,951. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $50,631 for the six months ended June 30, 2012.

Activity for the derivative warrant instruments during the six months ended June 30, 2012 was:

	December 31, 2011	Activity During the Period	Decrease in Fair Value	June 30, 2012

Derivative warrant instruments	$219,582	$-	$50,631	$168,951
Total	$219,582	$-	$50,631	$168,951

The assumptions used in the lattice model to determine the fair value of the warrants as of December, 2011 and June 30, 2012 were as follows:

	December 31, 2011	June 30, 2012
Exercise price	$0.46-$0.48	$0.46-$0.49
Risk free discount rate (1)	0.31%	0.33%
Volatility (2)	208%	187.53%
Projected future offering price (3)	$0.17-$0.47	$0.17-$0.42
Stock price on measurement date	$0.22	$0.20
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

On June 6, 2012, ECCE sold 416,667 shares of common stock to Ron Bain, a consultant of the company, for $0.12 per share, for total proceeds of $50,000.

Common stock issued for exchange of debt and accounts payable

On February 23, 2012, ECCE issued 300,000 shares of common stock in exchange for six notes payable totaling $36,000 and accrued interest of $6,369.

Common stock issued for services

On March 14, 2012, ECCE issued 250,000 shares to four individuals as compensation for technical assistance relating to existing and potential field evaluation, fair valued at $50,000.

Warrants

Warrant activity during the six months ended June 30, 2012 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,000,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at June 30, 2012	1,000,000	$0.50	$-

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 7. As of June 30, 2012, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.19 per share.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment of $1,000,000 against Eagle Ford (f/k/a ECCO Energy) for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). Eagle Ford is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of the date of this filing, the Company has reached a satisfactory agreement with the lender, and are preparing legal documents for approval.

Eagle Ford has not paid property taxes for 2007 or 2008 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of June 30, 2012, Eagle Ford owed $43,452 for these property taxes.  ECCE is currently in negotiations to settle this liability.

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

12 months ended June 30 2013:  $22,410

12 months ended June 30 2014:  $ 3,792

10. SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim unaudited condensed consolidated financial statements.

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

As a result of the Reverse Acquisition and the August acquisition of the remaining 50% interests in SSEP1, SSEP2, and SSEP3, the Company’s most significant oil and gas assets at June 30, 2012 were the Company’s interests in Vick No.1, Vick No. 2 and Alexander 1, all located in Lee County, Texas.  All of the Company’s wells in Lee County (the Lee County Wells”) are operated by a third party.

Oil & Gas Properties

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of June 30, 2012.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well production to the end of June 30, 2012 is 11,344 bbls, production has not been consistently sustained to establish proved reserves. In recent months, its production trend has been the following: June – 366 bbls, July – 106 bbls, August – 35 bbls, September – 15 bbls. In October 2011, the well currently produced at a level to approximately 15 bbls to hold its lease position. Options to improve production are being considered including drilling a new well with a perforated liner. The Company has a 38.75% net working interest as of June 30, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production of 16,773 bbls from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. During the months subsequent to suspension of the well, the Operator proposed a drilling plan for a 2,500 ft. horizontal side-track to re-initiate commercial production. On September 14, 2011, the Company elected to not participate in the 2,500 ft. horizontal side-track and by doing so; the Consenting Parties will be reimbursed by 300% of cost incurred as an incentive to the Consenting Parties before the Company will be able to participate again in the Alexander. As of the date of this report, it is the understanding of the Company that the production of the Alexander No: 1 well was 215 bbls for September and 32 bbls for October. The Company has a 38.75% net working interest as of June 30, 2012.

During the six months ended June 30, 2012, the Operator performed a small scale 3D seismic shoot and it is currently being processed. The Company is still evaluating the Lee County project for further exploratory and development projects to further establish proved reserves as well as increasing its lease position in the area.

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

On August 5, 2011, Eagle Ford entered into an agreement to purchase a 1.5% working interest in the Bayou Choctaw Project, located in Iberville Parish, Louisiana from GFX Energy, Inc. (“GFX”).  In December 2011, ECCE determined that the project did not adequately reflect its expansion goals.  GFX agreed to terminate the agreement. ECCE currently has a $100,000 deposit with GFX for use in future undetermined ongoing projects with GFX.

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.  Total investment to date totals $6,450,246.

The Company also plans to acquire additional leases and other oil and gas properties or interests in the Texas-Louisiana Gulf Coast region as funds permit.  The immediate goal is to raise funds in order to develop the East Pearsall field.

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six months ended June 30, 2012, Eagle Ford recognized revenue of $3,872, a decrease of $215,951 compared to revenue of $219,823 during the six months ended June 30, 2011. The decrease in revenues for the six months ended June 30, 2012 is primarily due to decreased production from the Vick 2 and Alexander 1 wells. Currently, Vick 2 is not producing and options to improve production are being considered including drilling a new well with a perforated liner. The operator of Alexander 1 is currently evaluating the well for completion options. During the six months ended June 30, 2012, we sold no barrels of oil and 1,722 Mcf of natural gas at an average price of $2.18 per Mcf. During the six months ended June 30, 2011, we sold approximately 2,792 barrels of oil at an average price of $78.49 and 356 Mcf of natural gas at an average price of $4.12 per Mcf. As of June 30, 2012, only the Live Oak County wells remained online, as the others are in various stages of completion or evaluation. The initial production from the Lee County wells in 2011 were not from permanent reserves of completed well, rather it was from initial production at a zone that was not capable of long term production.

For the six months ended June 30, 2012, we incurred operating expenses of $764,431 a decrease of $4,235,677 compared to $5,000,108 for the six months ended June 30, 2011. The June 30, 2011 expenses included significant write-offs for impairment of goodwill of $4,641,061 and other expenses related to the merger.

Other income (expenses) decreased $309,040 in total, to $(142,938) from $166,102 for the six months ended June 30, 2012 and 2011, respectively. The increase in other income (expenses) is due to a decline of $146,633 of unrealized gains on change in derivative value and $(97,271) increase in interest expenses compared to the prior year. ECCE also realized $54,000 in management fee income during the six months ended June 30, 2011, with no management fee income realized during the current year.

Our net loss for the six months ended June 30, 2012 attributable to the Company’s shareholders was $903,497, a decrease of $3,647,751 compared to a net loss of $4,551,248 for the six months ended June 30, 2011, due to the reasons notes above, primarily the adjustment to Goodwill at June 30, 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three months ended June 30, 2012, Eagle Ford recognized revenue of $1,681, a decrease of $175,093 compared to revenue of $176,774 during the three months ended June 30, 2011. The decrease in revenues for the three months ended June 30, 2012 is primarily due to decreased production from the Vick 2 and Alexander 1 wells. Currently, Vick 2 is not producing and options to improve production are being considered including drilling a new well with a perforated liner. The operator of Alexander 1 is currently evaluating the well for completion options. During the three months ended June 30, 2012, we sold no barrels of oil and 797 Mcf of natural gas at an average price of $1.96 per Mcf. During the three months ended June 30, 2011, we sold 2,256 barrels of oil at an average price of $77.70 and 356 Mcf of natural gas at an average price of $4.12 per Mcf of natural gas. As of June 30, 2012, only the Live Oak County wells remained online, as the others are in various stages of completion or evaluation.

For the three months ended June 30, 2012, we incurred operating expenses of $530,315, a decrease of $4,303,847 compared to $4,834,162 for the three months ended June 30, 2011. The June 30, 2011 expenses included significant write offs for the impairment of goodwill totaling $4,641,061 and other accounting and legal expenses related to merger.

Other income (expenses) increased $295,725 in total, to $(98,405) from $197,320 for the three months ended June 30, 2012 and 2011, respectively. The increase in other income (expenses) is due to a $175,829 decline in unrealized gain on change in derivative value and an increase of $81,760 in interest expenses compared to the prior year period.  ECCE also realized $27,000 in management fees for the three months ended June 30, 2011 with no comparable income during the current year.

Our net loss for the three months ended June 30, 2012 attributable to the Company’s shareholders was $627,039 an decrease of $3,774,893 compared to a net loss of $4,401,932 for the three months ended June 30, 2011, due to the reasons notes above.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2012

At June 30, 2012, our current assets were $381,879 and our current liabilities were $4,863,188, which resulted in a working capital deficiency of $4,481,309.  At June 30, 2012, our total liabilities were $12,056,941 consisting of: (i) $598,559 in accounts payable - trade; (ii) $932,362 in accrued expenses; (iii) $83,058 in accrued expenses – related party; (iv) $1,806,709 in notes payable to third parties, current; (v) $897,500 in short-term debt – related parties; (vi) $545,000 in convertible debt; (vii) $168,951 in derivative liabilities; (viii) $24,802 in asset retirement obligations and (ix) ECCE added a note payable of $7,000,000 during the quarter related to the purchase of the East Pearsall field.

Stockholders’ deficit increased from $1,528,964 at December 31, 2011 to a deficit of $2,180,092 as of June 30, 2012. This deficit was increased primarily by the loss from operations for the first six months of 2012.

Six Month Period Ended June 30, 2012

Cash Flows

Cash Flows from Operating Activities

Cash used in operations were $459,871 during the six months ended June 30, 2012, compared to net cash used for operations of $154,784 during the prior year period, which was an increase in cash used in operations of $305,087, primarily due to a $3,710,686 decrease in net loss and offset by net increase in accounts payable, accrued expenses, and accrued expenses – related party.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $6,450,246 during the six months ended June 30, 2012, compared to net cash used in investing activities of $110,740 during the prior year period, which represented funds from the sale of an oil and gas property.  The current year use of funds related to the purchase of the East Pearsall property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $7,204,000 during the six months ended June 30, 2012, compared to net cash from financing activities of $534,410 during the prior year period, which was an increase from financing activities of $6,669,690. This increase in cash from financing activities is related to the loan secured in order to purchase the East Pearsall property.  ECCE also obtained $160,000 from the sale of common stock during the six months ending June 30, 2012 compared to funds of $405,310 for the June 30, 2011 period.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor's report on our December 31, 2011 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At June 30, 2012, we had a working capital deficit of $4,481,309. We will need to raise additional capital during 2012 to fund general corporate working capital needs, which includes principal and accrued interest on past due notes payable and convertible bonds totaling $2,950,728,  and on $8,175,963 current notes payable with accrued interest. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect, the East Pearsall field or future wells on that and other prospects.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2012. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2012, ECCE sold 357,143 and 71,429 common shares to two individuals for $0.14 per share.

On February 23, 2012, ECCE issued 300,000 shares of common stock in exchange for six notes payable totaling $36,000 and accrued interest of $6,369.

On March 14, 2012, ECCE issued 250,000 shares to four individuals as compensation for technical assistance relating to existing and potential field evaluation, fair valued at $50,000.

On May 9, 2012, ECCE sold 500,000 shares of common stock to four individuals for $0.10 per share.

On June 6, 2012, ECCE sold 416,667 shares of common stock to Ron Bain, a consultant of the company, for $0.12 per share, for total proceeds of $50,000.

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

EAGLE FORD OIL & GAS CORP.

Date: August 14, 2012	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: August 14, 2012	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer