Form 10-Q
period 2012-09-30
Eagle Ford Oil & Gas Corp
filed 2012-11-07
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

36,155,893, shares of the registrant’s common stock were outstanding as of November 6, 2012.

                Signatures

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,305	$23,412
Accounts receivable - production	38,336	48,175
Prepaid expenses	20,822	32,760
Total current assets	69,463	104,347

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs subject to amortization	106,500	106,500
Costs not subject to amortization	9,274,714	2,822,777
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(17,241)	(11,556)
Total property and equipment, net	9,394,812	2,948,560

OTHER ASSETS
Deposits	100,000	100,000

TOTAL ASSETS	$9,564,275	$3,152,907

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$599,718	$368,165
Accrued expenses	1,122,717	745,055
Accrued expenses to related parties	135,440	83,058
Notes payable, current portion	1,788,709	1,878,709
Notes payable to related parties, current portion	897,500	817,500
Convertible debentures	545,000	545,000
Total current liabilities	5,089,084	4,437,487

LONG-TERM LIABILITIES
Derivative liability - warrants	115,591	219,582
Long-term note payable	7,000,000	—
Asset retirement obligations	24,802	24,802
Total long term liabilities	7,140,393	244,384

TOTAL LIABILITIES	12,229,477	4,681,871

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 36,155,960, and 34,094,054 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	36,156	34,094
Additional paid-in-capital	5,784,362	5,519,054
Accumulated deficit	(8,485,720)	(7,082,112)
TOTAL SHAREHOLDERS’ DEFICIT	(2,665,202)	(1,528,964)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,564,275	$3,152,907

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE	$(124)	$8,115	$3,748	$227,139
OPERATING EXPENSES
Lease operating expenses	(1,137)	22,652	1,713	133,186
General and administrative expenses	306,775	614,655	1,064,521	947.354
Depreciation, depletion and accretion	1,850	3,192	5,685	7,202
Impairment of goodwill	—	—	—	5,125,081
Total operating expenses	307,488	640,499	1,071,919	6,212,823
Net operating loss	(307,612)	(632,384)	(1,068,171)	(5,985.684)
OTHER INCOME (EXPENSES)
Gain on legal settlements – liens	—	94,152	—	105,288
Management fee income or other items	—	(2,000)	—	(1,201)
Interest expense	(245,857)	(80,807)	(439,428)	(167,845)
Unrealized gain on change in derivative value	53,358	52,434	103,991	249,698
Total other income (expenses)	(192,499)	63,779	(335,437)	185,940
Net loss	(500,111)	(568,605)	(1,403,608)	(5,799,744)
Net income attributable to noncontrolling interest	—	—	—	14,592
Net loss attributable to Eagle Ford Oil & Gas Corp.	$(500,111)	$(568,605)	(1,403,608)	$(5,785,152)

Loss per common share (basic and diluted)	$(0.01)	$(0.02)	$(0.04)	$(0.27)

Weighted average common shares outstanding (basic and diluted)	35,994,728	27,116,352	35,339,102	21,121,949

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Nine months ended September 30, 2012
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2011	34,094,054	$34,094	$5,519,054	$(7,082,112)	$(1,528,964)

Common shares issued for cash	1,511,906	1,512	173,489	—	1,75,000

Common shares issued for exchange of notes payable and accrued interest	300,000	300	42,069	—	42,369

Common shares issued for services	250,000	250	49,750	—	50,000

Net loss	—	—	—	(1,403,608)	(1,403,608)
Balance, September 30, 2012	36,155,960	$36,156	$5,784,362	$(8,485,720)	$(2,665,203)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,403,608)	$(5,799,744)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share-based compensation	50,000	157,739
Depreciation and depletion	5,684	5,295
Amortization of deferred financing costs	—	1,907
Gain on legal settlements of debt	—	(105,288)
Impairment of goodwill	—	5,125,081
Unrealized gain on change in derivative value	(103,991)	(249,698)
Changes in operating assets and liabilities:
Accounts receivable – production	9,839	272,312
Prepaid expenses	11,938	(11,732)
Advances to operators, net	—	174,485
Accounts payable – trade	207,554	208,266
Accrued expenses	434,723	168,674
Accrued expenses to related parties	—	66,708
Net cash (used in) provided by operating activities	(787,861)	14,005

Cash flows from investing activities:
Additions to oil and gas properties	(6,450,246)	(535,119)
Reverse acquisition – cash acquired	—	832
Net cash used in investing activities	(6,450,246)	(534,287)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	80,000	180,000
Proceeds from long term debt	7,000,000	—
Payments made on notes payable	(30,000)	(54,000)
Distributions to shareholders	—	(50,545)
Proceeds from sale of common stock	175,000	540,511
Net cash provided by financing activities	7,225,000	615,966

Net (decrease) increase in cash and cash equivalents	(13,107)	95,684
Cash and cash equivalents, at beginning of period	23,412	414
Cash and cash equivalents, at end of period	$10,305	$96,098

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:
Common shares issued to settle notes payable and accrued interest	$42,369	$162,075
Notes payable reclass to accounts payable	$24,000	$—
Common stock issued for Reverse Acquisition	$—	$1,775,262
Change in asset retirement obligation	$—	$2,335
Common shares issued for deferred offering costs	$—	$37,500
Common shares issued to settle accounts payable	$—	$3,000
Common shares issued to purchase non-controlling interest	$—	$2,780,737
Debt and accrued interest forgiven by officer recorded as contributed capital	$—	$10,549
Personal shares exchanged by officer to settle advances payable	$—	$32,683

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of September 30, 2012.

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

The following table describes changes in our asset retirement obligation during the nine months ended September 30, 2012 and the year ended December 31, 2011.

	Nine months Ended September 30, 2012	For the Year Ended December 31, 2011
ARO liability at beginning of period, current and noncurrent	$24,802	$20,072
Liabilities incurred from acquisitions	—	2,823
Accretion	—	1,907
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2012 and December 31, 2011, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At September 30, 2012, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford's total oil and gas revenues for the nine months  ended September 30, 2012, to two customers for the nine months ended 2011, respectively. At September 30, 2012 and December 31, 2011, Eagle Ford's accounts receivable from its primary customer was $38,336 and $48,175, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford's production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2012, the Company did not identify any uncertain tax positions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012. There were no transfers of financial assets between levels during the nine months ended September 30, 2012.

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2012
	2012	Level 1	Level 2	Level 3

Derivative liability	$115,591	$—	$—	$115,591

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at September 30, 2012 and December 31, 2011.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from September 30, 2012 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2012, Eagle Ford incurred a net loss attributable to common shareholders of $1,403,608. During the nine months ended September 30, 2012, operating expenses included interest expenses and non cash expenses related to the derivative liability. At September 30, 2012 and December 31, 2011, the Company had a working capital deficit of $5,019,621 and $4,333,140, respectively, and held cash and cash equivalents of $10,305 and $23,412, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

Immediately preceding the acquisition, Eagle Ford shareholders held 3,945,027 shares of common stock. The purchase consideration to acquire Old Eagle Ford was based on the fair value of the 3,945,027 shares of common stock, (utilizing the closing price of $0.45 on September 20, 2011) which was determined to be $1,775,262. The purchase consideration to acquire Old Eagle Ford also includes the Contingent Consideration discussed above. The Company determined the estimated fair value of the Contingent Consideration as of the acquisition date to be de minimus.

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

The allocation of the purchase price was based on preliminary estimates and is provisional. Estimates and assumptions are subject to change upon the receipt of final tax returns. This final evaluation of net assets acquired is expected to be completed as soon as a final accounting is performed but no later than one year from the acquisition date. Any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill. As of September 30, 2011, Eagle Ford evaluated goodwill for impairment and determined the goodwill was fully impaired.

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

5. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the Nine months ended September 30, 2012. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2011	Additions	Impairment/ Dispositions	September 30, 2012

Vick 1, Lee County, TX	$764,752	$—	$—	$764,752
Vick 2, Lee County, TX	1,181,846	—	—	1,181,846
Alexander 1, Lee County, TX	875,876	—	—	875,876
Live Oak County, TX	106,803	—	—	106,803
East Pearsall, TX	—	6,451,936	—	6,451,936
	$2,929,277	$6,451,936	$—	$9,381,213

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of September 30, 2012.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of September 30, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of September 30, 2012.

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

OHIO PIPELINE

In October 2008, ECCE, (then ECCO Energy) acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio.  The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000.  The mortgage note bears an 8% annual interest rate.  The mortgage is secured by the Pipeline assets.   The mortgage was due on September 30, 2010, at which time, the entire unpaid balance of principal and accrued interest was to have been paid.  The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, an affiliated company owned by Sam Skipper.  Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company.  Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated.  On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against Eagle Ford Oil & Gas, (then ECCO Energy) for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”).   We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009.  As of this date, we believe we have reached a satisfactory agreement with the lender and are awaiting final legal documents.

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

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.  ECCE is attempting to raise funds in order to develop this field. The total investment to date totals $6,451,936.

6. DEBT

Notes Payable – Related Parties

	September 30, 2012	December 31, 2011
Promissory note to TDLOG – 8% interest; due December 31, 2012; unsecured (1)	$817,500	$817,500
Promissory note to TDLOG – 8% interest; due September 30, 2012; unsecured (1) (in default)	80,000	—
Total: Notes Payable – Related Parties	$897,500	$817,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford.

Accrued and unpaid interest for notes payable to related parties at September 30, 2012 and December 31, 2011 was $135,440 and $83,058, respectively, and is included in accrued expenses to related parties on the accompanying condensed consolidated balance sheets.

Notes Payable – Non-Related Parties

	September 30, 2012	December 31, 2011
Promissory note to Pierre Vorster –12.5% interest; due November 18, 2012; unsecured (1)	$16,000	$70,000
Promissory note - 12% interest; due September 30, 2009; not secured (2)	328,578	328,578
Promissory note - 5% interest; due January 1, 2012; not secured.	227,131	227,131
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory note – 7% interest; due August 17, 2009; not secured (4)	—	12,000
Promissory note - 7% interest; due September 14, 2009; not secured (4)	—	12,000
Promissory note - 7% interest; due September 19, 2009; not secured (4)	—	12,000
Promissory notes - 6% interest; due April 1, 2011; not secured (5)	142,000	142,000
Promissory notes - 5% interest; due October 15, 2010; not secured (5)	50,000	50,000
Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (6)	25,000	25,000
Promissory note – Medallion Investment- 10% interest (7)	7,000,000	—
Total notes payable	8,788,709	1,878,709
Less: current portion of notes payable	(1,788,709)	(1,878,709)
Total notes payable – long term	$7,000,000	$—

On June 20, 2011, the Company assumed $1,918,709 of non-related party notes as a result of the Reverse Acquisition (see Note 4). Accrued and unpaid interest for notes payable to non-related parties at September 30, 2012 and December 31, 2011 was $842,852 and $513,392, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

(1)	Pierre Vorster is a former investor in Sandstone, LLC and owns 178,571 shares of Eagle Ford common stock.
(2)
All principal and interest became due September 30, 2009. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

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

Included in the AMAC financing agreement, ECCE agrees to cause the drilling of at least one oil and gas well on or prior to 12 months from the date hereof and obtain drilling funds of at least $21,500,000 with a satisfactory drilling partner within nine months of the date hereof, or December 4, 2012.

On October 22, 2012, MOC agreed to modify the agreement with ECCE relating to the issue relating to the date for raising drilling funds.  ECCE must raise $10,500,000 for drilling funds by December 4, 2012, instead of the $21,500,000 in the original agreement.

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition (see Note 4). The Secured Convertible Debentures matured on July 26, 2011 and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. There have been neither shares issued for the interest payable as of the date of this report nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. Accrued and unpaid interest was $142,955 at September 30, 2012 related to the convertible debentures. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date of this report.

Following are maturities on convertible debentures for the next five years:

Principal Amount
2012	$545,000
Thereafter	—
Total convertible debt	$545,000

7. DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of September 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of September 30, 2012 and determined the fair value to be $115,591. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $53,358 and $103,991 for the three and nine months ended September 30, 2012, respectively.

Activity for the derivative warrant instruments during the nine months ended September 30, 2012 was:

	December 31, 2011	Activity During the Period	Decrease in Fair Value	September 30, 2012

Derivative warrant instruments	$219,582	$—	$103,991	$115,591
Total	$219,582	$—	$103,991	$115,591

The assumptions used in the lattice model to determine the fair value of the warrants as of December, 2011 and September 30, 2012 were as follows:

	December 31, 2011	September 30, 2012
Exercise price	$0.46-$0.48	$0.46-$0.49
Risk free discount rate (1)	0.31%	0.21%
Volatility (2)	208%	172%
Projected future offering price (3)	$0.17-$0.47	$0.13-$0.15
Stock price on measurement date	$0.22	$0.17
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

8. SHAREHOLDERS’ EQUITY

On September 20, 2011, the Company acquired all of the membership interests of Sandstone Energy, L.L.C. (Sandstone”) in exchange for 17,857,113 shares of common stock of Eagle Ford issued to the former owners of Sandstone. Following the acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock resulting in a change of control. Immediately preceding the acquisition, Eagle Ford shareholder’s held 3,945,027 shares of common stock, which were retained by the holders. The fair value of the shares retained by the shareholders immediately prior to the acquisition was based on the closing price of the Company’s common stock of $0.45 on September 20, 2011 and was determined to be $1,775,262.

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

On June 6, 2012, ECCE sold 416,667 shares of common stock to Ronald Bain, a consultant of the company, at $0.12 per share, for total proceeds of $50,000.

On September 28, 2012, ECCE sold 166,667 shares of common stock to an individual for $0.09 per share.

Common stock issued for exchange of debt and accounts payable

On February 23, 2012, ECCE issued 300,000 shares of common stock in exchange for nine notes payable totaling $36,000 and accrued interest of $6,369.

Common stock issued for services

On March 14, 2012, ECCE issued 250,000 shares to four individuals as compensation for technical assistance relating to existing and potential field evaluation, fair valued at $50,000.

Warrants

Warrant activity during the nine months ended September 30, 2012 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at September 30, 2012	1,000,000	$0.50	$—
The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 7. As of September 30, 2012, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.19 per share.

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

Eagle Ford has not paid property taxes for 2007 or 2008 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of September 30, 2012, Eagle Ford owed $43,452 for these property taxes.  ECCE is currently in negotiations to settle this liability.

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

12 months ended September 30 2013:  $20,856

10. SUBSEQUENT EVENTS

On October 22, 2012, MOC agreed to modify the agreement with ECCE relating to the issue relating to the date for raising drilling funds.  ECCE must raise $10,500,000 for drilling funds by December 4, 2012, instead of the $21,500,000 in the original agreement.

During the month of October, 2012 ECCE approved the sale of 782,753 shares of common stock to six individuals at an average price of $0.13 per share.  The $100,000 raised from these offerings will be used for general corporate purposes. As of November 3, 2012, the Company has received $80,000 out of $100,000 committed from these offerings.

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

As a result of the Reverse Acquisition and the August acquisition of the remaining 50% interests in SSEP1, SSEP2, and SSEP3, the Company’s most significant oil and gas assets at September 30, 2012 were the Company’s interests in Vick No.1, Vick No. 2 and Alexander 1, all located in Lee County, Texas.  All of the Company’s wells in Lee County (the Lee County Wells”) are operated by a third party.

Oil & Gas Properties

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Vick No. 1 is currently shut-in and is being evaluated for re-entry to drill and test deeper zones. The Company has a 38.75% net working interest as of September 30, 2012.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well production to the end of September 30, 2012 is 11,344 bbls, production has not been consistently sustained to establish proved reserves. In recent months, its production trend has been the following: September – 366 bbls, July – 106 bbls, August – 35 bbls, September – 15 bbls. In October 2011, the well currently produced at a level to approximately 15 bbls to hold its lease position. Options to improve production are being considered including drilling a new well with a perforated liner. The Company has a 38.75% net working interest as of September 30, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production of 16,773 bbls from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. During the months subsequent to suspension of the well, the Operator proposed a drilling plan for a 2,500 ft. horizontal side-track to re-initiate commercial production. On September 14, 2011, the Company elected to not participate in the 2,500 ft. horizontal side-track and by doing so; the Consenting Parties will be reimbursed by 300% of cost incurred as an incentive to the Consenting Parties before the Company will be able to participate again in the Alexander. As of the date of this report, it is the understanding of the Company that the production of the Alexander No: 1 well was 215 bbls for September and 32 bbls for October. The Company has a 38.75% net working interest as of September 30, 2012.

During the nine months ended September 30, 2012, the Operator performed a small scale 3D seismic shoot and it is currently being processed. The Company is still evaluating the Lee County project for further exploratory and development projects to further establish proved reserves as well as increasing its lease position in the area.

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

On September 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.  Total investment to date totals $6,451,936.

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, Eagle Ford recognized revenue of $3,748, a decrease of $223,391 compared to revenue of $227,139 during the nine months ended September 30, 2011. The decrease in revenues for the nine months ended September 30, 2012 is primarily due to decreased production from the Vick 2 and Alexander 1 wells. Currently, Vick 2 is not producing and options to improve production are being considered including drilling a new well with a perforated liner. The operator of Alexander 1 is currently evaluating the well for completion options. During the nine months ended September 30, 2012, we sold no barrels of oil and 3,576 Mcf of natural gas at an average price of $2.18 per Mcf. During the nine months ended September 30, 2011, we sold approximately 2,792 barrels of oil at an average price of $78.49 and 1,895 Mcf of natural gas at an average price of $4.00 per Mcf. As of September 30, 2012, only the Live Oak County wells remained online, as the others are in various stages of completion or evaluation. The initial production from the Lee County wells in 2011 were not from permanent reserves of completed well, rather it was from initial production at a zone that was not capable of long term production.

For the nine months ended September 30, 2012, we incurred operating expenses of $1,071,919 a decrease of $5,140,904 compared to $6,212,823 for the nine months ended September 30, 2011. The September 30, 2011 expenses included significant write-offs for impairment of goodwill of $5,125,081 and other expenses related to the merger.

Other income (expenses) increased by $521,377 in total, to $(335,437) from $185,940 for the nine months ended September 30, 2012 and 2011, respectively. The increase in other income (expenses) is due to a decline of $145,707 of unrealized gains on change in derivative value and $(271,583) increase in interest expenses compared to the prior year. ECCE also realized $105,288 gains from settlement of debt during the nine months ended September 30, 2011, with no material income realized during the current year for such settlements.

Our net loss for the nine months ended September 30, 2012 attributable to the Company’s shareholders was $1,403,608, a decrease of $4,381,544 compared to a net loss of $5,785,152 for the nine months ended September 30, 2011, due to the reasons notes above, primarily the adjustment to Goodwill at June 30, 2011.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three months ended September 30, 2012, Eagle Ford recognized revenue of $(124), a decrease of $8,239 compared to revenue of $8,115 during the three months ended September 30, 2011. The decrease in revenues for the three months ended September 30, 2012 is primarily due to decreased production from the Live Oak Wells.  There was no production at any of the Lee County wells during the third quarter of 2012 or 2011. During the three months ended September 30, 2012, we sold no barrels of oil and 797 Mcf of natural gas at an average price of $2.32 per Mcf. During the three months ended September 30, 2011, we sold 0.00 barrels of oil and 356 Mcf of natural gas at an average price of $4.12 per Mcf of natural gas.

For the three months ended September 30, 2012, we incurred operating expenses of $307,488, a decrease of $333,011 compared to $640,499 for the three months ended September 30, 2011. The September 30, 2011 expenses included accounting and legal expenses related to merger during June, 2011.

Other income (expenses) increased $256,278 in total, to $(192,499) from $63,779 for the three months ended September 30, 2012 and 2011, respectively. The increase in other income (expenses) is due to a small increase in unrealized gain on change in derivative value and an increase of $165,050 in interest expenses compared to the prior year period.

Our net loss for the three months ended September 30, 2012 attributable to the Company’s shareholders was $500,111 a decrease of $68,494 compared to a net loss of $568,605 for the three months ended September 30, 2011, due to the reasons notes above.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2012

At September 30, 2012, our current assets were $69,463 and our current liabilities were $5,089,084, which resulted in a working capital deficiency of $5,019,621.  At September 30, 2012, our total liabilities were $12,229,477 consisting of: (i) $599,718 in accounts payable - trade; (ii) $1,122,717 in accrued expenses; (iii) $135,440 in accrued expenses – related parties; (iv) $1,788,709 in notes payable to third parties, current; (v) $897,500 in short-term debt – related parties; (vi) $545,000 in convertible debentures; (vii) $115,591 in derivative liabilities- warrants; (viii) $24,802 in asset retirement obligations and (ix) ECCE added a note payable of $7,000,000 during the period ended September 30, 2012 related to the purchase of the East Pearsall field.

Stockholders’ deficit increased from $1,528,964 at December 31, 2011 to a deficit of $2,665,202 as of September 30, 2012. This deficit was increased primarily by the loss from operations for the first nine months of 2012.

Nine Month Period Ended September 30, 2012

Cash Flows

Cash Flows from Operating Activities

Cash used in operations were $787,861 during the nine months ended September 30, 2012, compared to net cash provided by operations of $14,005 during the prior year period, which was an increase in cash used in operations of $801,866, primarily due to a $4,396,136 decrease in net loss and offset by net increase in accounts payable, accrued expenses, and accrued expenses – related parties.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $6,450,246 during the nine months ended September 30, 2012, compared to net cash used in investing activities of $534,287 during the prior year period. The current year use of funds related to the purchase of the East Pearsall property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $7,225,000 during the nine months ended September 30, 2012, compared to net cash from financing activities of $615,966 during the prior year period, which was an increase from financing activities of $6,609,034. This increase in cash from financing activities is related to the loan secured in order to purchase the East Pearsall property.  ECCE also obtained $175,000 from the sale of common stock during the nine months ending September 30, 2012 compared to funds of $540,511 for the nine months ended September 30, 2011.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor's report on our December 31, 2011 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At September 30, 2012, we had a working capital deficit of $5,019,621. We will need to raise additional capital during 2012 to fund general corporate working capital needs, which includes principal and accrued interest on past due notes payable and convertible bonds totaling $3,097,024, and on $8,255,885 current notes payable with accrued interest. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect, the East Pearsall field or future wells on that and other prospects.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2012. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2012, ECCE sold 357,143 and 71,429 common shares to two individuals for $0.14 per share.

On February 23, 2012, ECCE issued 300,000 shares of common stock in exchange for nine notes payable totaling $36,000 and accrued interest of $6,369.

On March 14, 2012, ECCE issued 250,000 shares to four individuals as compensation for technical assistance relating to existing and potential field evaluation, fair valued at $50,000.

On May 9, 2012, ECCE sold 500,000 shares of common stock to four individuals for $0.10 per share.

On June 6, 2012, ECCE sold 416,667 shares of common stock to Ronald Bain, a consultant of the company, at $0.12 per share, for total proceeds of $50,000.

On September 28, 2012, ECCE sold 166,667 shares of common stock to an individual for $0.09 per share.

During the month of October, 2012 ECCE approved the sale of 782,753 shares of common stock to six individuals at an average price of $0.13 per share.  The $100,000 raised from these offerings will be used for general corporate purposes.  As of November 3, 2012, the Company has received $80,000 out of $100,000 fund raised from these offerings.

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

EAGLE FORD OIL & GAS CORP.

Date: November 6, 2012	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: November 6, 2012	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer