Form 10-K
period 2012-12-31
Eagle Ford Oil & Gas Corp
filed 2013-04-12
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

☐ Yes    ☒ No

The number of outstanding shares of common stock, as of April 12, 2013, was 38,730,937

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

OUR OPERATIONS

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 2012. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2011	Additions	Impairment (including accumulated amortization and accretion)	December 31, 2012

Vick 1, Lee County, TX	$772,336	$—	$(772,336)	$—
Vick 2, Lee County, TX	1,308,461	—	—	1,308,461
Alexander 1, Lee County, TX	741,980	—	—	741,980
Live Oak County, TX	106,500	—	(106,500)	—
East Pearsall	—	6,464,436	—	6,464,436
	$2,929,277	$6,464,436	$(878,836)	$8,514,877

LEE COUNTY, TX

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Company has a 38.75% net working interest as of December 31, 2012. The Vick No. 1 is currently shut-in. As of December 31, 2012, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well at that time. As of December 31, 2012, an impairment charge of $766,493(net of accumulated amortization and accretion) was taken against this well. .

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Options to complete and enhance the wells technical capabilities are being considered. The Company has a 38.75% net working interest as of December 31, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of December 31, 2012.

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000. The Dena Forehand #2H, the Kellam #2H and the Hammon 1H were drilled and completed and production began during late 2010 and early 2011 and classified as proved reserves. Production has proven to be well below expectations, and ECCE does not intend to pursue additional investments in this field. As of the date of this report, the wells in Live Oak County continue to have minimal gas production.

The reserve report dated January 1, 2011 showed future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011. The reserve report dated January 1, 2012 showed reserves for future development being negative, primarily due to low natural gas prices during 2012. An impairment charge of $100,752 (net of accumulated amortization and accretion) was taken on December 31, 2012, reducing the value of the field to $0.00. The three wells are still producing, but revenue is insignificant after expenses are deducted. ECCE may owe future amounts on these wells pertaining to any attempts to improve production; however there has been no decision to make such repairs, or improvements.

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

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated. On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). ECCE is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of this date, we have not reached a satisfactory agreement with the lender. ECCE is also attempting to sell the pipeline and raise sufficient funds to settle the debt.

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs. ECCE is attempting to raise funds in order to develop this field. The total investment to date in this field totals $6,464,436 (out of which $12,500 unpaid). As of the date of this filing, ECCE has not been able to raise the needed funds for drilling.

BAYOU CHOCTAW/GFX ENERGY

On August 5, 2011, ECCE, entered into an agreement to purchase 1.5% Working Interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana from GFX Energy, Inc. (GFX). Prior to December 31, 2011, ECCE decided to not further participate in the Bayou Choctaw development. ECCE and GFX decided to use the $100,000 deposited for Bayou Choctaw as a deposit on a future, undetermined endeavor relating to the exploration of oil and gas. ECCE remains in discussion about this investment with GFX Energy, Inc.

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

EMPLOYEES

In connection with the Acquisition, Paul L. Williams became our Chief Executive Officer, and Ralph “Sandy” Cunningham Jr., became our President and Chief Operating Officer, of the Company. Also, Mr. Williams and Thomas E. Lipar were added to our Board of Directors, with Mr. Lipar being elected the Chairman of the Board. Richard M. Adams, the Company’s former President and Chief Executive Officers, became our Chief Financial Officer and remained as a member of our Board of Directors. Mr. Adams resigned the position of Chief Financial Officer effective January 1, 2012 but remained on the Board of Directors.

On January 1, 2012, N. Wilson Thomas assumed the position as Chief Financial Officer. Mr. Thomas had served as Chief Financial Officer from November, 2007 until May 2010, and from February 14, 2011 until the merger with Sandstone in June, 2011.

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

For the year ended December 31, 2012, the Company had revenues of $7,197 compared to revenues of $242,613 for the year ended December 31, 2011. During this period, the Company had a net loss of $2,885,155 and $6,218,915 for the year ended December 31, 2012 and 2011, respectively. There can be no assurance that the Company will generate positive cash flow from operations or have net income from operations in 2013 or thereafter.

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

We will need additional capital in 2013 to implement our business plan and meet our financial obligations.

At December 31, 2012, we had a working capital deficit of $5,023,180. We will need to raise additional capital during 2013 to develop the oil and gas properties and fund general corporate working capital needs. ECCE has (i) notes payable of $1,772,709, and has accrued interest of $656,799 , that were past due as of December 31, 2012, (ii) notes payable of $ 897,500 of notes which is due to related parties due on September 30, 2013, and has accrued interest of $153,390, (iii) convertible debentures of $545,000 that were payable in July 2011 and which as of December 31, 2012 has accrued interest of $159,305 and (iv) a note for $7,000,000 plus $397,945 of accrued interest for the purchase of the East Pearsall Field. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

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

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 38,730,937 shares of common stock issued and outstanding. As of the date of this Annual Report, there are no outstanding shares of our preferred stock. Any significant downward pressure on the price of our common stock as stockholders sell their shares of our common stock could encourage short sales by others. Any such short sales could place further downward pressure on the price of our common stock.

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

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. We have also issued preferred stock classes A, B, C and D, although no shares are still outstanding. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Subsequent to the merger with Sandstone LLC, ECCE moved to 1110 NASA Parkway, Ste 311, Houston, TX 77058 and vacated the offices on 3315 Marquart Street, Ste. 206, Houston, Texas 77027. The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 years and terminates on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 and increased to $1,839 on September 1, 2012 and will remain at that amount until the lease expires on August 31, 2013.

Our principal assets are oil and gas properties, principally a 1% working interest in oil and gas producing properties located in Live Oak County, Texas. We also have three wells that are unevaluated in Lee County, Texas.

ITEM 3. LEGAL PROCEEDINGS

ECCE has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of December 31, 2012, ECCE owed $43,452 for these property taxes included in accounts payable. ECCE is currently in negotiations to settle this liability.

On February 28, 2010 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). The Company is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of this date, the Company has not reached a satisfactory agreement with the lender, although a settlement is being actively pursued.

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

Quarter Ended	High Bid	Low Bid
December 31, 2012	$0.50	$0.14
September 30, 2012	$0.75	$0.14
June 30, 2012	$1.00	$0.25
March 31, 2012	$2.20	$0.41
December 31, 2011	$0.50	$0.14
September 30, 2011	$0.75	$0.14
June 30, 2011	$1.00	$0.25
March 31, 2011	$2.20	$0.41

As of April 12, 2013, we had 262 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal years ended December 31, 2012 and 2011, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below. The issuances of these equity securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. Unless otherwise noted, no sales commissions were paid.

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

During October, 2012 ECCE sold 782,753 shares of common stock to six individuals at an average price of $0.13 per share.

During October, 2012 ECCE also sold 80,808 shares of common stock to two individuals at an average price of $0.25 per share

During November, 2012 ECCE sold 1,575,099 shares to fifteen individuals at an average price of $0.25 per share.

All proceeds were used for general corporate services.

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

On December 12, 2012, ECCE issued 30,000 shares to a market consulting firm in payment for certain services relating to financial consulting related to the equity markets. Fair value of the common stock was valued at $26,400.

Preferred Stock

In addition to our common stock, we are authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001. All outstanding Series A, B, C and D shares were converted to common shares before the year ended December 31, 2011, and no shares have been reissued at year end December 31, 2012.

Warrants

On June 20, 2011, the Company granted 1,000,000 warrants in connection with the conversion of Eagle Ford’s convertible preferred shares prior to the Acquisition by Sandstone (see Note 9). The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of December 31, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $219,582. The Company re-measured the warrants as of December 31, 2012 and determined the fair value to be $188,933. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $30,649 for the twelve months ended December 31, 2012.

Warrant activity during the year ended December 31, 2012 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,000,000	$0.50	$—
Granted	—		—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2012	1,000,000	$0.50	$—

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

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period, see Note 8. As of December 31, 2012, all warrants outstanding and exercisable had an intrinsic value of $0.00, based on the trading price of Eagle Ford’s common stock of $0.29 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2012 and 2011, including the notes to those consolidated financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue

During 2012, we generated revenue of $7,197 compared to revenue of $242,613 during 2011 (a decrease of $235,416). The decrease in revenues during 2012 compared to 2011 was attributable to a decline in total production sales from 1,847 barrels oil equivalent (“BOE”) in 2011 to 489 BOE in 2012, resulting from depletion and the cessation of the minimal production in Lee County, TX during 2011.

Operating Expenses

During 2012, we incurred operating expenses of $2,237,247 compared to $1,420,766 incurred during 2011 (an increase of $816,481). These operating expenses incurred during fiscal year ended December 31, 2012 consisted of: (i) General and administrative expenses of $1,323,536 (2011: $1,242,635); (ii) Depreciation, depletion and accretion of $7,535 (2011: $11,556); (iii) Impairment of oil & gas properties expense of $867,245 (2011: $116,021); and (iv) Lease operating expenses of $38,931 (2011: $48,647).

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during 2012 increased primarily due to the increase in compliance costs as a public company and consulting fees related to the acquisition and research on oil and gas properties. General and administrative expenses generally include corporate overhead, financial and administrative contract services, marketing, and consulting costs. The costs also represent a full twelve months of activity, instead of an amount affected by the short year relating to the merger in 2011.

Depreciation and depletion of oil and gas properties decreased during 2012 primarily due to the decline in gas production to 2,935 mcf from 8,646 mcf for the year ended December 31, 2011. As a result of low production and low prices, the Live Oak County, TX field was impaired at year end December 31, 2012.

Our lease operating expenses decreased during fiscal year ended December 31, 2012, and were $38,931 which compares to $48,647 for the year ended December 31, 2011.

Other Income (Expense)

Interest expense of $685,752 (2011: $240,067) increased by $445,685 during 2012 due to the increased debt resulting from the short-term obligations incurred in 2012 and 2011 for the purchase of our oil and gas properties, specifically the East Pearsall field, as well as debt incurred to finance working capital activities.

During 2011, the Company evaluated goodwill for impairment and determined the goodwill was fully impaired amounts to $5,125,081 relating to the acquisition, which did not exist in the current year period 2012,

Unrealized gain on change in derivative value decreased by $188,450 to $30,648 from $219,098 for the year ended December 31, 2012 and 2011, respectively.

Net Loss

Our net loss applicable to common stockholders for 2012 was $2,885,155 or $0.08 per share compared to a net loss of $6,204,323 or $0.26 per share for the year ended 2011 (an increase of $3,319,168) due to reason stated above.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Data

At December 31, 2012, our current assets were $300,091 and our current liabilities were $5,323,271 which resulted in a working capital deficiency (current liabilities over current assets) of $5,023,180. At December 31, 2012, our total liabilities were $12,537,006 consisting of: (i) $592,303 in accounts payable - trade; (ii) $1,362,369 in accrued expenses; (iii) $153,390 in accrued expenses – related party; (iv) $1,772,709 in notes payable to third parties, current; (v) $897,500 in short-term debt – related parties; (vi) $545,000 in convertible debentures; (vii) $188,933 in derivative liabilities; (viii) $24,802 in asset retirement obligations, and (ix) $7,000,000 in a note related to the purchase of the East Pearsall property.

Stockholders’ deficiency decreased from $1,528,964 at December 31, 2011 to a $3,598,699 as of December 31, 2012 ($2,069,735 decrease). The decrease was primarily due to the current year loss which included the impairment charge for two properties.

Cash Flows from Operating Activities

Cash flows used by operations were $1,040,988 during the year ended December 31, 2012, compared to net cash used for operations of $663,628 during the prior year ended, which was an increase in cash used in operations of $377,360, due to higher general and administrative expenses.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $6,451,936 during year ended December 31, 2012, compared to net cash used for investing activities of $111,285 during the prior year ended, which was an increase in cash used in investing activities for the purchase of the East Pearsall field.

Cash Flows from Financing Activities

The Company received cash from financing activities of $7,728,650 during the year ended December 31, 2012, compared to net cash from financing activities of $797,911 during the prior year ended, which was an increase in financing activities of $6,930,739 as compared to prior year. This increase in cash from financing activities is related to the purchase of the East Pearsall field. ECCE also raised cash from the sale of common stock, $696,650, as well as obtaining loans for the purchase of the field.

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

.

WORKING CAPITAL NEEDS

At December 31, 2012, we had a working capital deficit of $5,023,180. We will need to raise additional capital during 2013 to develop the oil and gas properties and fund general corporate working capital needs. ECCE has (i) notes payable of $1,772,709, and has accrued interest of $656,799 , that were past due as of December 31, 2012, (ii) notes payable of $897,500 of notes which is due to related parties due on September 30, 2013, and has accrued interest of $153,390, (iii) convertible debentures of $545,000 that were payable in July 2011 and which as of December 31, 2012 has accrued interest of $159,305 and (iv) a note for $7,000,000 plus $397,945 of accrued interest for the purchase of the East Pearsall Field. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

MATERIAL COMMITMENTS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Property Debt	1	—	$7,000,000	—	—
Convertible Bonds	5	545,000	—	—	—
Short Term Notes	16	2,670,209	—	—	—
Asset Retirement Obligations	4	—	—	—	$24,802
Total		$3,215,209	$7,000,000	—	$24,802

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

ITEM 8. FINANCIAL STATEMENTS

The Company’s consolidated financial statements and footnotes are set forth on pages F-1 through F-28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Eagle Ford oil & Gas Corp.

League City, Texas

We have audited the accompanying consolidated balance sheet of Eagle Ford oil & Gas Corp. and its subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Ford oil & Gas Corp. and its subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2012 and 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
New York, New York
April 12, 2013

EAGLE FORD OIL AND GAS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$259,138	$23,412
Accounts receivable - production	26,568	48,175
Prepaid expenses	14,385	32,760
Total current assets	300,091	104,347

Oil and gas properties, using full cost accounting Costs subject to amortization	—	106,500
Costs not subject to amortization	8,514,877	2,822,777
Pipeline	30,839	30,839
Less accumulated depreciation and depletion	(7,500)	(11,556)
Total property and equipment	8,538,216	2,948,560

Deposit	100,000	100,000
TOTAL ASSETS	$8,938,307	$3,152,907

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade	$592,303	$368,165
Accrued expenses	1,362,369	745,055
Accrued expenses - related parties	153,390	83,058
Notes payable, current portion	1,772,709	1,878,709
Notes payable to related parties, current portion	897,500	817,500
Convertible debentures	545,000	545,000
TOTAL CURRENT LIABILITIES	5,323,271	4,437,487

LONG-TERM LIABILITIES
Long term debt	7,000,000	—
Derivative liability	188,933	219,582
Asset retirement obligations	24,802	24,802
TOTAL LONG-TERM LIABILITIES	7,213,735	244,384

TOTAL LIABILITIES	12,537,006	4,681,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, undesignated, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 38,624,620 and 34,094,054 shares issued and outstanding as of December 31, 2012 and 2011, respectively	38,625	34,094
Additional paid-in-capital	6,329,943	5,519,054
Accumulated deficit	(9,967,267)	(7,082,112)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(3,598,699)	(1,528,964)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$8,938,307	$3,152,907

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011

REVENUE	$7,197	$242,613

OPERATING EXPENSES
Lease operating expenses	38,931	48,647
General and administrative expenses	1,323,536	1,242,635
Accretion of asset retirement obligation	—	1,907
Depreciation and depletion	7,535	11,556
Impairment of oil and gas properties	867,245	116,021
Total operating expenses	2,237,247	1,420,766

Net operating loss	(2,230,050)	(1,178,153)

OTHER INCOME (EXPENSE)
Impairment of goodwill	—	(5,125,081)
Interest expense	(685,752)	(240,067)
Gain on legal settlement- liens	—	105,288
Unrealized gain on change in warrant derivative value	30,648	219,098
Total other expense	(655,105)	(5,040,762)

Net loss	(2,885,155)	(6,218,915)

Net income attributable to noncontrolling interest	—	14,592

Net loss attributable to Eagle Ford Oil & Gas Corp	$(2,885,155)	$(6,204,323)

Loss per common share (basic and diluted)	$(0.08)	$(0.26)

Weighted average common shares outstanding (basic and diluted)	35,564,377	24,228,293

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Two Years Ended December 31, 2012

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Shareholders’ Deficit
Balance, December 31, 2010	17,857,113	$17,857	$1,273,815	$(863,197)	$1,428,710	$1,857,185

Distributions to shareholders	—	—	(50,545)	—	—	(50,545)

Shares issued in Reverse Acquisition	3,945,027	3,945	1,771,317	—	—	1,775,262

Common shares issued for cash	2,421,411	2,421	687,490	—	—	689,911

Common shares issued for conversion of debt	418,477	419	161,656	—	—	162,075

Common shares issued for conversion of payable to stock	20,000	20	2,980	—	—	3,000

Common shares issued for services	211,906	212	157,527	—	—	157,739

Common shares issued for deferred financing costs	250,000	250	37,250	—	—	37,500

Capital contribution for debt forgiveness	—	—	10,549	—	—	10,549

Capital contribution for debt extinguishment	—	—	32,683	—	—	32,683

Acquisition of non-controlling interest	8,970,120	8,970	1,434,332	—	(1,443,302)	—

Net loss	—	—	—	(6,218,915)	14,592	(6,204,323)
Balance, December 31, 2011	34,094,054	$34,094	$5,519,054	$(7,082,112)	$—	$(1,528,964)

Common shares issued for cash	3,950,566	3,951	692,700	—	—	696,650

Common shares issued for exchange of notes payable and accrued interest	300,000	300	42,069	—	—	42,369

Common shares issued for services	280,000	280	76,120	—	—	76,400

Net loss	—	—	—	(2,885,155)	—	(2,885,155)
Balance, December 31, 2012	38,624,620	$38,625	$6,329,943	$(9,967,267)	$—	$(3,598,699)

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,885,155)	$(6,218,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	7,535	11,556
Accretion of asset retirement obligation	—	1,907
Stock based compensation	76,400	195,239
Impairment of goodwill	—	5,125,081
Impairment of oil and gas properties	867,245	116,029
Gain on change in fair value of derivative liability	(30,649)	(219,098)
Gain on settlement of liabilities	—	(105,288)
Amortization of deferred costs	—	25,958
Changes in operating assets and liabilities:
Accounts receivable - production	21,607	259,252
Deposit	—	(100,000)
Prepaid expenses	18,375	(22,065)
Accounts payable and accrued expenses	883,654	183,658
Accrued expenses to related parties	—	83,058
Net cash used in operating activities	(1,040,988)	(663,628)
Cash flows from investing activities:
Purchase of oil and gas properties	(6,451,936)	(112,117)
Cash received on acquisition	—	832
Net cash used in investing activities	(6,451,936)	(111,285)
Cash flows from financing activities:
Proceeds from sale of common stock	696,650	689,911
Proceeds from issuance of notes payable to related parties	80,000	180,000
Proceeds from long term debt	7,000,000	—
Payments made on notes payable	(48,000)	(72,000)
Net cash provided by financing activities	7,728,650	797,911
Net change in cash and cash equivalents	235,726	22,998
Cash and cash equivalents, at beginning of period	23,412	414
Cash and cash equivalents, at end of period	$259,138	$23,412
Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:
Common stock issued for Reverse Acquisition	$—	$1,775,262
Notes Payable reclass to accounts payable	$22,000	$—
Change in asset retirement obligation	$—	$2,512
Common shares issued to settle notes payable	$42,369	$162,075
Common shares issued to settle accounts payable	$—	$3,000
Common shares issued to purchase non-controlling interest	$—	$2,780,737
Debt and accrued interest forgiven by officer recorded as contributed capital	$—	$10,549
Personal shares exchanged by officer to settle advances payable	$—	$32,683
Distribution to shareholder	$—	$50,545
Oil & gas properties purchase but payment outstanding	$—	$20,048
Common shares issued to the members of Sandstone Energy, LLC	$—	$1,291,672
Net Liabilities assumed on merger	$—	$3,642,475
Initial derivative liability	$—	$438,680

See summary of significant accounting policies and notes to consolidated financial statements

EAGLE FORD OIL AND GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $2.48 and $3.88 per barrel oil equivalent for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company in review of the development plans decided to impaired the live oak property and accordingly the Company recorded an impairment to current period operations.

In applying the full cost method, ECCE performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2012 the Company in review of the development plans decided to impaired the Vick 1, Lee County, TX property and accordingly the Company recorded an impairment to current period operations

Impairment costs of $867,245 and $116,021 were recorded during the years ended December 31, 2012 and 2011, respectively.

Revenue and Cost Recognition

ECCE recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2012 or 2011. Costs associated with production are expensed in the period incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2012 and 2011, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2012, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% and 73% of Eagle Ford’s total oil and gas revenues for the twelve months ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, Eagle Ford’s accounts receivable from its primary customer was $26,568 and $35,331, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

ECCE has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2012, the Company had not recorded any tax benefits from uncertain tax positions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012. There were no transfers of financial assets between levels during the year ended December 31, 2012. The Company held no financial assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2012.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3

Derivative liability	$188,933	$—	$—	$188,933

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at December 31, 2012 and 2011.

New Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.           GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $2,885,155 and $6,204,323 for 2012 and 2011, respectively. In addition, the Company had an accumulated deficit of $9,967,267 and a working capital deficit of $5,023,180 as of December 31, 2012. These conditions raise substantial doubt as to ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital through purchasing producing wells, and the drilling of additional wells to improve future earnings and cash flow. The Company is also actively attempting to raise funds through debt and equity transactions, or through a merger. The consolidated financial statements do not include any adjustments that might be necessary if the Company are unable to continue as a going concern. If the Company do not obtain funding, ECCE will cease operations.

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

4.           OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 2012. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2011	Additions	Impairment (including accumulated amortization and accretion)	December 31, 2012

Vick 1, Lee County, TX	$772,336	$—	$(772,336)	$—
Vick 2, Lee County, TX	1,308,461	—	—	1,308,461
Alexander 1, Lee County, TX	741,980	—	—	741,980
Live Oak County, TX	106,500	—	(106,500)	—
East Pearsall	—	6,464,436	—	6,464,436
	$2,929,277	$6,464,436	$(878,836)	$8,514,877

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Company has a 38.75% net working interest as of December 31, 2012. The Vick No. 1 is currently shut-in. As of December 31, 2012, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well. As of December 31, 2012, an impairment charge of $766,493 (net of accumulated amortization and accretion) was taken against this well.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of December 31, 2012.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of December 31, 2012.

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

The reserve report dated January 1, 2011 showed future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011. The reserve report dated January 1, 2012 showed reserves for future development being negative, primarily due to low natural gas prices during 2012. An impairment charge of $100,752 (net of accumulated amortization and accretion) was taken on December 31, 2012, reducing the value of the field to $0.00. The three wells are still producing, but revenue is insignificant after expenses are deducted. ECCE may owe future amounts on these wells pertaining to any attempts to improve production; however there has been no decision to make such repairs, or improvements.

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

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs. ECCE is attempting to raise funds in order to develop this field. The total investment to date totals $6,464,436 (out of which $12,500 unpaid). As of the date of this filing, ECCE has not been able to raise the needed funds for drilling.

BAYOU CHOCTAW/GFX ENERGY

On August 5, 2011, ECCE, entered into an agreement to purchase 1.5% Working Interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana from GFX Energy, Inc. (GFX). Prior to December 31, 2011, ECCE decided to not further participate in the Bayou Choctaw development. ECCE and GFX decided to use the $100,000 deposited for Bayou Choctaw as a deposit on a future, undetermined endeavor relating to the exploration of oil and gas. ECCE remains in discussion about this investment with GFX Energy, Inc.

5.           DEBT

Debt – Related Parties

Notes Payable – Related Parties

	December 31, 2012	December 31, 2011
Promissory note to TDLOG – 8% interest; due September 30, 2013; unsecured (1)	$817,500	$817,500
Promissory note to TDLOG – 8% interest; due September 30, 2013; unsecured (1)	80,000	—
Total: Notes Payable – Related Parties	$897,500	$817,500

(1) TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to September 30, 2013 from September 30, 2012.

Interest expenses to related party for the year ended December 31, 2012 and 2011 is $153,390 and $83,058, respectively.

Notes Payable – Non-Related Parties

	December 31, 2012	December 31, 2011
Promissory note to Pierre Vorster –12.5% interest; due November 18, 2012; unsecured (1)	$—	$70,000
Promissory note - 12% interest; due September 30, 2009; not secured (2)	328,578	328,578
Promissory note - 5% interest; due January 1, 2012; not secured (2).	227,131	227,131
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory note – 7% interest; due August 17, 2009; not secured (4)	—	12,000
Promissory note - 7% interest; due September 14, 2009; not secured (4)	—	12,000
Promissory note - 7% interest; due September 19, 2009; not secured (4)	—	12,000
Promissory notes - 6% interest; due April 1, 2011; not secured (5)	142,000	142,000
Promissory notes - 5% interest; due October 15, 2010; not secured (5)	50,000	50,000
Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (6)	25,000	25,000
Promissory note – Medallion Investment- 10% interest (7)	7,000,000	—
Total notes payable	8,772,709	1,878,709
Less: current portion of notes payable	(1,772,709)	(1,878,709)
Total notes payable – long term	$7,000,000	$—

On June 20, 2011, the Company assumed $1,918,709 of non-related party notes as a result of the Reverse Acquisition (see Note 3). Accrued and unpaid interest for notes payable to non-related parties at December 31, 2012 and 2011 was $1,054,744 and $513,392, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

(1)	Pierre Vorster is a former investor in Sandstone, LLC and owns 178,571 shares of Eagle Ford common stock.

(2)

All principal and interest became due September 30, 2009. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

F-15

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

(6)

Prior to the Reverse Acquisition, Eagle Ford borrowed $25,000 from a related party for general corporate purposes. The note is in default and due on demand. Eagle Ford continued to accrue interest on these notes at the stated rate. From July 20, 2011 this note holder is no longer a related party.

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

On October 22, 2012, MOC agreed to modify the agreement with ECCE relating to the issue relating to the date for raising drilling funds. ECCE must raise $10,500,000 for drilling funds by December 4, 2012, instead of the $21,500,000 in the original agreement. As of the date of this report, ECCE has failed to raise the necessary drilling funds. As of the date of this report, MOC has taken no action relating to the failure to raise these funds. ECCE is in discussion with MOC about the terms and payment conditions of the note.

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition (see Note 3). The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default. There have been no shares issued for the interest payable as of the date of this report, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. Accrued and unpaid interest was $159,305 and $93,905 at December 31, 2012 and 2011, respectively related to the convertible debentures. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date of this report.

Following are maturities on convertible debentures for the next five years:

Principal Amount
2013	$545,000
Thereafter —	—
Total convertible debt	$545,000

Gain on settlement of debt

During the year ended December 31, 2011, the Company settled certain of its outstanding notes payable, as further discussed above, in addition to settlement of the outstanding third party advances. The third party advances were settled by two officers of Eagle Ford transferring beneficially owned shares of Eagle Ford common stock. Certain of the outstanding notes payable were settled in exchange for shares of common stock and certain notes payable were forgiven by the note holder, as discussed above. The gain on settlement of debt for the year ended December 31, 2011 was $105,288 which consisted of gain from settlement of third party advances of $82,316, a net gain on settlement of notes payable and accrued interest of $10,549 and gain on settlement of accounts payable of $12,423.

During the year ending December 31, 2012, ECCE converted $36,000 of notes payable plus accrued interest into 300,000 shares of common stock at a minimal gain

6.           RELATED PARTY TRANSACTIONS

The Company has a related party loan (see Note 5 above) of $897,500 and $817,500 for the year ended December 31, 2012 and 2011, respectively.

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

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31,

	2012	2011

Asset retirement obligations at beginning of year	$24,802	$20,072

Liabilities incurred from drilling	—	—

Purchase of properties	—	2,823

Accretion expense	—	1,907

Asset retirement obligations at end of year	$24,802	$24,802

8.           DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. The warrants expire on May 20, 2014.

As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of December 31, 2011 and determined the fair value to be $219,582; an evaluation at December 31, 2012 re-measured the warrants at $188,933. The decrease in fair value has been recognized as an unrealized gain on the change in derivative fair value of $30,649 for the year ended December 31, 2012.

Activity for the derivative warrant instruments during the year ended December 31, 2012 was:

	December 31, 2011	Activity During the Period	Decrease in Fair Value	December 31, 2012

Derivative warrant instruments	$219,582	$—	$(30,649)	$188,933
Total	$219,582	$—	$(30,649)	$188,933

The assumptions used in the lattice model to determine the fair value of the warrants as of December 31, 2012 were as follows:

18

December 31, 2012
Exercise price	$0.45-$0.48
Risk free discount rate (1)	0.21%
Volatility (2)	181%
Projected future offering price (3)	$0.17-$0.47
Stock price on measurement date	$0.29
Expected dividend yields (4)	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

During October, 2012 ECCE sold 782,753 shares of common stock to six individuals at an average price of $0.13 per share.

During October, 2012 ECCE also sold 80,808 shares of common stock to two individuals at an average price of $0.25 per share

During November, 2012 ECCE sold 1,575,099 shares to fifteen individuals at an average price of $0.25 per share.

All proceeds were used for general corporate services.

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

On December 12, 2012, ECCE issued 30,000 shares to a market consulting firm in payment for certain services relating to financial consulting related to the equity markets. Fair value of the common stock was valued at $26,400.

Warrants

Warrant activity during the years ended December 31, 2012 and 2011 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2011	1,000,000	0.50	—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2012	1,000,000	$0.50	$—

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

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period, see Note 8. As of December 31, 2012, all warrants outstanding and exercisable had an intrinsic value of $0.21, based on the trading price of Eagle Ford’s common stock of $0.00 per share.

10.           INCOME TAXES

Until the merger in June 2011, the Company was structured as partnerships, with all federal income tax liabilities and benefits passed through to the partners. However, the partnerships were subject to the Texas margin taxes.

As of December 31, 2012, ECCE had accumulated net operating losses, and therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward and will expire in the year 2032.

At December 31, 2012, the deferred tax assets consisted of the following:

2012
Deferred tax assets
Net operating losses carry-forward	$463,354
Impairment of oil and gas properties	294,863
Total Deferred tax assets	758,217
Less: valuation allowance	(758,217)
Net deferred tax asset	$—

The change in the valuation allowance for the years ended December 31, 2012 totaled $758,217.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows as of December 31, 2012:

2012
Statutory federal income tax rate	(34.0%)
State income taxes and other	—
Valuation allowance	34.0%
Effective tax rate	—

11.           COMMITMENTS AND CONTINGENCIES

Legal Proceedings

ECCE has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of December 31, 2012, ECCE owed $43,452 for these property taxes shown under accounts payable. ECCE is currently in negotiations to settle this liability.

On February 28, 2010 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). The Company is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of this date, the Company has not reached a satisfactory agreement with the lender, although a settlement is being actively pursued.

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

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminates on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839 on September 1, 2012, and will remain at that amount until the lease expires on August 31, 2013.

Year 2013: $15,168.

12.           SUBSEQUENT EVENTS

On March 19, 2013, ECCE sold 106,383 shares of common stock to one investor for proceeds of $30,000.

Short Term Financing with JMJ Financial Corp.

On April 8, 2013, EEOC signed an agreement providing up to $335,000 in short term financing with JMJ Financial Corp. On April 10, 2013, EEOC obtained a $55,000 withdrawal from this credit line. The net proceeds were $50,000 and include an original issue discount of $5,000. The maturity date is one year from the effective date of each amount borrowed under the terms of the agreement. ECCE is only required to pay interest and principal on the amount actually borrowed. ECCE has ninety days to repay the note with no interest charged or accrued. JMJ Financial has the option to convert the note to ECCE common stock at a rate $0.39 per share or 60% of the lowest trade price in the 25 trading days pervious to the conversion, whichever is lower. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

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

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$2.75
Oil (Bbl)	$95.01

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

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2011	374,322	—
Impairment of oil and gas properties	(374,322)	—
Purchase of oil and gas properties	—	—
Production	—	—
Balance, December 31, 2012	—	—

Proved developed as of December 31, 2012	—	—

Proved developed as of December 31, 2011	374,322	—

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE’s oil and gas producing activities and the related accumulated depletion as of December 31, 2012:

2012
Proved properties	—
Less accumulated depletion	—
Net capitalized costs	$—

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2012:

2012
Acquisition costs	$—
Development costs	—
Total Costs Incurred	$—

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

Reserves and pricing were calculated by a qualified independent engineer.

Standardized Measure of Discounted Future Net Cash Flow

2012

Future cash inflows at December 31,	$0.00
Future costs-
Operating	(0.00)
Development and abandonment	(0.00)
Future net cash flows before income taxes	0.00
Future income taxes	—
Future net cash flows before income taxes	0.00
Discount at 10% annual rate	(0.00)
Standardized measure of discounted future net cash flows	$0.00

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2012

2012

Beginning of the year	$97,452
Purchase of minerals in place	—
Extensions, discoveries and improved recovery	—
Revision of quantity estimates	—
Sales of minerals in place	—
Net change in prices and production costs (Impairment)	(97,452)
Accretion of discount	—
Sales, net of production costs	—
Previously estimated development costs incurred during the period	—
Change in future development costs	—
Net change in future income taxes	—
Ending of year	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the level of operations we experienced in 2012 and were operating at the reasonable assurance level. However, as we grow, we will need to enhance our controls. We intend to take measures in 2013 that will enhance controls over various functions of our operations so as to insure the level of such controls is effective in the future.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2012 as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Paul Williams	49	Chief Executive Officer and a Director
R. Sandy Cunningham	51	President and Chief Operating Officer
Rick Adams	43	Director
Thomas Lipar	62	Chairman of the Board of Directors
N. Wilson Thomas	58	Chief Financial Officer

Paul Williams was appointed Chief Executive officer of Eagle Ford Oil & Gas Corp on June 21, 2012 upon completion of the merger with Sandstone LLC.

On July 23, 2010, N. Wilson Thomas resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp., in which he had served since November, 2007 and remained with the company as Controller. Mr. Thomas returned to the position of Chief Financial Officer on February 14, 2011. On June 21, 2011, he resigned from his position as Chief Financial Officer of Eagle Ford Oil & Gas Corp., and remained with the company as Controller. On January 1, 2012, Mr. Thomas returned to the position of Chief Financial Officer. Mr. Thomas is a CPA and a graduate of the University of Texas, Austin.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2012.

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors and officers. The Code is filed as an exhibit to this Annual Report. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 2951 Marina Bay Drive, Suite 130-369, League City, Texas 77573.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer and chief financial officer for fiscal year ended December 31, 2012, and during 2011 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Paul Williams,	2012	228,960	—	—	—	—	—	—	228,960
Director/ CEO	2011	216,000	—	—	—	—	—	—	216,000

R. Sandy Cunningham	2012	228,960	—	—	—	—	—	—	228,960
Pres/COO	2011	216,000	—	—	—	—	—	—	216,000

Rick Adams, CFO	2011	108,000		—	—	—	—	—	108,000

N. Wilson Thomas	2012	76,320	—	—	—	—	—	—	76,320
CFO	2011	36,000	—	—	—	—	—	—	36,000

Totals 2012		534,240	—	—	—	—	—	—	534,240

Totals 2011		576,000	—	—	—	—	—	—	576,000

GRANTS OF PLAN-BASED AWARDS

The Company has reserved 100,000 shares of our common stock for issuance under the Plan. No securities or options have been issued pursuant to the Plan. No options have been issued to the named executive officers under the Plan or any other plan.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with any of its executive officers.

DIRECTOR COMPENSATION

During fiscal year ended December 31, 2012, we did not pay any compensation to our directors for their respective position on the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock and our Series A Preferred Stock (our only class of preferred stock that has voting rights) by each stockholder known by us to be the beneficial owner of more than 5% of our common stock by each of our directors, our Named Executive Officers, and our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares, except as otherwise indicated. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of the date of this Annual Report, there are 38,730,937 shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares of Common Stock and Percentage of Voting Power
	No.	%
Directors & Officers
Paul Williams	3,306,061	8.54

R. Sandy Cunningham	3,306,061	8.54

Richard Adams	501,000	1.29

Thomas Lipar	9,134,810	23.59

N. Wilson Thomas	347,500	0.90

	—	—
All executive officers & directors as a group (5 persons)	16,595,432	42.85

Beneficial Owners of more than 5%
Safari Adventure Productions, Inc.	2,187,496(2)	5.65

(1)	Unless otherwise indicated, the business address of the individuals listed is 1110 NASA Parkway, Ste. 311, Houston TX 77058.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2012, we incurred approximately $87,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011 and for the review of our consolidated financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. Expenses also included services rendered relating to the filing of various 8-K’s related to the merger of Sandstone LLC and ECCE during 2011.

During 2012, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Certificate of Amendment to Articles of Incorporation (2)

3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)

3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)

3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2006 (2)

4.3	Assignment, Conveyance, and Bill of Sale with respect to 37% working interest in Wilson Wells (3)

10.1	2005 Directors, Officer and Consultants Stock Option, Stock Warrants and Stock Awards Plan (4)

14.1	Code of Ethics (7)

14.2	Whistleblower Policy (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on December 7, 2005.

(2)	Incorporated by reference to our Report on Form 8-K filed with the SEC on June 30, 2006.

(2)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 20, 2006.

(3)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 5, 2007.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 11, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 9, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 26, 2009.

(13)	Incorporated by reference to our Current Report on S-8 filed with the SEC on June 26, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2009.

(15)	Incorporated by reference to our Current Report on Form Def-14C with the SEC on July 6, 2010.

(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 20, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 30, 2010.

(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2011.

(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 21, 2011.

(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 24, 2011.

(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 20, 2011.

(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 12, 2011.

(24)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 19, 2011.

(25)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on October 5, 2011.

(26)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 3, 2011.

(27)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on November 4, 2011.

(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2011.

(29)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on November 16, 2011.

(30)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2011.

(31)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE FORD OIL AND GAS CORP.

Dated: April 12, 2013	By:	/s/ Paul Williams
Paul Williams Chief Executive Officer and Director

Dated: April 12, 2013	By:	/s/ N. Wilson Thomas
N. Wilson Thomas/Chief Financial Officer and Principal Accounting Officer

