Form 10-Q
period 2013-03-31
Eagle Ford Oil & Gas Corp
filed 2013-05-13
CIK 847416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

39,196,377 shares of the registrant’s common stock were outstanding as of May 15, 2013.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$46,784	$259,138
Accounts receivable - production	25,153	26,568
Prepaid expenses	7,947	14,385
Total current assets	79,884	300,091

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs not subject to amortization	8,514,877	8,514,877
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(8,748)	(7,500)
Total property and equipment, net	8,536,968	8,538,216

OTHER ASSETS
Deposits	100,000	100,000

TOTAL ASSETS	$8,716,852	$8,938,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$541,660	$592,303
Accrued expenses	1,621,671	1,362,369
Accrued expenses to related parties	171,340	153,390
Notes payable, current portion	8,772,709	1,772,709
Notes payable to related parties, current portion	897,500	897,500
Convertible debentures	545,000	545,000
Total current liabilities	12,549,880	5,323,271

LONG-TERM LIABILITIES
Long-term debt	—	7,000,000
Derivative liability - warrants	240,469	188,933
Asset retirement obligations	24,802	24,802
TOTAL LONG-TERM LIABILITIES	265,271	7,213,735

TOTAL LIABILITIES	12,815,151	12,537,006

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 38,731,003 and 38,624,620 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	38,731	38,625
Additional paid-in-capital	6,359,837	6,329,943
Accumulated deficit	(10,496,867)	(9,967,267)
TOTAL SHAREHOLDERS’ DEFICIT	(4,098,299)	(3,598,699)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,716,852	$8,938,307

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended March 31,
	2013	2012

REVENUE	$1,357		$2,191

OPERATING EXPENSES
Lease operating expenses	2,772		1,806
General and administrative expenses	229,796		230,325
Depreciation, depletion and accretion	1,248		1,985
Total operating expenses	233,816		234,116

Net operating loss	(232,459)		(231,925)

OTHER INCOME (EXPENSE)
Interest expense	(245,605)		(73,729)
(Loss) gain on change in fair value of warrant derivative liability	(51,536)		29,196
Total other (expense)	(297,141)		(44,533)
Net loss attributable to common shareholders of Company	$(529,600)		$(276,458)

Loss per common share (basic and diluted)	$(0.01)	$	(0.01)

Weighted average common shares outstanding (basic and diluted)	38,639,906		34,617,288

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three months ended March 31, 2013
(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, December 31, 2012	38,624,620	$38,625	$6,329,943	$(9,967,267)	$(3,598,699)

Common shares issued for cash	106,383	106	29,894	—	30,000

Net loss	—	—	—	(529,600)	(529,600)

Balance, March 31, 2013	38,731,003	$38,731	$6,359,837	$(10,496,867)	$(4,098,299)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(529,600)	$(276,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	—	50,000
Depreciation and depletion	1,248	1,985
Unrealized gain on change in derivative value	51,536	(29,196)
Changes in operating assets and liabilities:
Accounts receivable – production	1,415	(385)
Prepaid expenses	6,438	15,625
Accounts payable – trade	(50,643)	50,135
Accrued expenses	277,252	53,247
Net cash used in operating activities	(242,354)	(135,047)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	—	75,000
Payments made on notes payable	—	(18,000)
Proceeds from sale of common stock	30,000	60,000
Net cash provided by financing activities	30,000	117,000

Net (decrease) in cash and cash equivalents	(212,354)	(18,047)
Cash and cash equivalents, at beginning of period	259,138	23,412
Cash and cash equivalents, at end of period	$46,784	$5,365

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:
Common shares issued to settle notes payable	$—	$42,369

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
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

Eagle Ford continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2012.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

The Company’s unaudited condensed consolidated financial statements include all accounts of Eagle Ford and its subsidiaries: Eagle Ford – East Pearsall, Sandstone, SSEP1, SSEP2, and SSEP3. All significant inter-company balances and transactions have been eliminated in consolidation.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of March 31, 2013.

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

The following table describes changes in our asset retirement obligation during the three months ended March 31, 2013 and the year ended December 31, 2012.

	Three months Ended March 31, 2013	For the Year Ended December 31, 2012
ARO liability at beginning of period, current and noncurrent	$24,802	$24,802
Liabilities incurred from acquisitions	—	—
Accretion	—	—
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2013 and December 31, 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. At March 31, 2013, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford’s total oil and gas revenues for each of the three months  ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, Eagle Ford’s accounts receivable from its primary customer was $25,153 and $26,568, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2013, the Company did not identify any uncertain tax positions.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 6 for discussion of the impact the derivative financial instruments had on the Company’s unaudited condensed consolidated financial statements and results of operations.

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Other income (expense) – Unrealized gain (loss) on change in warrant derivative value.”

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 6 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013. There were no transfers of financial assets between levels during the three months ended March 31, 2013.

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2013
	2013	Level 1	Level 2	Level 3

Derivative liability	$240,469	$—	$—	$240,469

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at March 31, 2013 and December 31, 2012.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from March 31, 2013 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2013, Eagle Ford incurred a net loss attributable to common shareholders of $529,600. During the three months ended March 31, 2013, operating expenses included interest expenses and non cash expenses related to the derivative liability. At March 31, 2013 and December 31, 2012, the Company had a working capital deficit of $12,469,996 and $5,023,180, respectively, and held cash and cash equivalents of $46,784 and $259,138, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

4. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the three months ended March 31, 2013. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2012	Additions	Impairment/ Dispositions	March 31, 2013

East Pearsall, Frio Co. TX	$6,464,436	$—	$—	$6,464,436
Vick 2, Lee County, TX	1,308,461	—	—	1,308,461
Alexander 1, Lee County, TX	741,980	—	—	741,980
	$8,514,877	$—	$—	$8,514,877

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.  ECCE is attempting to raise funds in order to develop this field. The total investment to date in this field totals $6,464,436 (out of which $12,500 is unpaid).  As of the date of this filing, ECCE has not been able to raise the needed funds for drilling.

LEE COUNTY, TX

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of March 31, 2013.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of March 31, 2013.

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

5. DEBT

Debt – Related Parties

Notes Payable – Related Parties

	March 31, 2013	December 31, 2012
Promissory note to TDLOG – 8% interest; due September 30, 2013; unsecured (1)	$817,500	$817,500

Promissory note to TDLOG – 8% interest; due September 30, 2013; unsecured (1)	80,000	80,000

Total: Notes Payable – Related Parties	$897,500	$897,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to September 30, 2013 from September 30, 2012.

Accrued interest expenses on above notes to related party as of March 31, 2013 and December 31, 2012 is $171,340 and $153,390, respectively

Interest expenses to related party for the three months ended March 31, 2013 and 2012 is $17,950 and $16,482, respectively.

Notes Payable – Non-Related Parties

	March 31, 2013	December 31, 2012
Promissory note - 12% interest; due September 30, 2009; not secured (2)	$328,578	$328,578

Promissory note - 5% interest; due January 1, 2012; not secured (2).	227,131	227,131

Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000

Promissory notes - 6% interest; due April 1, 2011; not secured (4)	142,000	142,000

Promissory notes - 5% interest; due October 15, 2010; not secured (4)	50,000	50,000

Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (5)	25,000	25,000

Promissory note – Medallion Investment- 10% interest (6)	7,000,000	7,000,000

Total notes payable	8,772,709	8,772,709

Less: current portion of notes payable	(8,772,709)	(1,772,709)

Total notes payable – long term	$—	$7,000,000

Accrued and unpaid interest for notes payable to non-related parties at March 31, 2013 and December 31, 2012 was $1,442,024 and $1,214,503, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to non-related party for the three months ended March 31, 2013 and 2012 is $227,521 and $55,514, respectively.

(2)
All principal and interest became due September 30, 2009. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(3)
The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default. There has been a judgment rendered against Eagle Ford in the amount of the mortgage (see Note 8). Eagle Ford is in discussions with the lender to restructure the mortgage. Eagle Ford is continuing to accrue interest on this note at the stated rate.

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

(6)
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

On October 22, 2012, MOC agreed to modify the agreement with ECCE relating to the issue relating to the date for raising drilling funds.  ECCE must raise $10,500,000 for drilling funds by December 4, 2012, instead of the $21,500,000 in the original agreement.  As of the date of this report, ECCE has failed to raise the necessary drilling funds, this caused the company to be in default and as a result, this note reclased from long term to short term liability.  As of the date of this report, MOC has taken no action relating to the failure to raise these funds.  ECCE is in discussion with MOC about the terms and payment conditions of the note.

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition. The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default.  There have been no shares issued for the interest payable as of the date of this report, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. Accrued and unpaid interest was $175,654 and $159,305 at March 31, 2013 and December 31, 2012, respectively related to the convertible debentures. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date of this report.

Following are maturities on convertible debentures for the next five years:

Principal Amount

2014	$545,000

Thereafter	—

Total convertible debt	$545,000

6. DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680, which had been reduced to $188,933 by December 31, 2012.. The Company re-measured the warrants as of March 31, 2013 and determined the fair value to be $240,469. The increase in fair value has been recognized as an unrealized loss on the change in derivative value of $51,536 for the three months ended March 31, 2013.

Activity for the derivative warrant instruments during the three months ended March 31, 2013 was:

	December 31, 2012	Activity During the Period	Decrease in Fair Value	March 31, 2013

Derivative warrant instruments	$188,933	$—	$51,536	$240,469
Total	$188,933	$—	$51,536	$240,469

The assumptions used in the lattice model to determine the fair value of the warrants as of December, 2012 and March 31, 2013 were as follows:

	December 31, 2012	March 31, 2013
Exercise price	$0.45-$0.48	$0.39-$0.49
Risk free discount rate (1)	0.21%	0.17%
Volatility (2)	181%	172%
Projected future offering price (3)	$0.17-$0.47	$0.17-$0.47
Stock price on measurement date	$0.29	$0.39
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

7. SHAREHOLDERS’ EQUITY

As of March 31, 2013 and December 31, 2012, there were 38,731,003 and 38,624,620 shares of common stock issued and outstanding.

Common stock sales

On March 5, 2013, ECCE sold 106,383 shares of common stock to an individual for $0.282 per share.

Warrants

Warrant activity during the three months ended March 31, 2013 is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at March 31, 2013	1,000,000	$0.50	$—

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 6. As of March 31, 2013, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.39 per share.

8. COMMITMENTS AND CONTINGENCIES

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

Eagle Ford has not paid property taxes for 2007 or 2008 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of March 31, 2013, Eagle Ford owed $43,452 for these property taxes.  ECCE is currently in negotiations to settle this liability.

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

Year 2013:  $9,651.

9. SUBSEQUENT EVENTS

On April 19, 2013, ECCE sold 34,843 shares of common stock to an individual for $0.287 per share.

On April 29, 2013, ECCE sold 37,313 shares of common stock to an individual for $0.268 per share.

On May 1, 2013 ECCE sold 93,284 shares of common stock to an individual for $0.286 per share.

All proceeds from stock sales were used for general corporate purposes.

On April 19, 2013, ECCE issued 300,000 shares of common stock valued at $0.36 per share to Emerging Markets Consultants for services related to fundraising.

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

As a result of the Reverse Acquisition and the August acquisition of the remaining 50% interests in SSEP1, SSEP2, and SSEP3, the Company’s most significant oil and gas assets at March 31, 2013 were the Company’s interests in Vick No.1, Vick No. 2 and Alexander 1, all located in Lee County, Texas.  All of the Company’s wells in Lee County (the Lee County Wells”) are operated by a third party.

Oil & Gas Properties

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of March 31, 2013.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of March 31, 2013.  Further seismic work was performed during the year ended 2012, but the results have not been made available to ECCE.

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

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs.  ECCE is attempting to raise funds in order to develop this field. The total investment to date in this field totals $6,464,436 (out of which $12,500 is unpaid).  As of the date of this filing, ECCE has not been able to raise the needed funds for drilling.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three months ended March 31, 2013, Eagle Ford recognized revenue of $1,357, a decrease of $834 compared to revenue of $2,191 during the three months ended March 31, 2012. The decrease in revenues for the three months ended March 31, 2013 is primarily due to decreased production from the Live Oak County Wells. During the three months ended March 31, 2013, we sold no barrels of oil and 478 Mcf of natural gas at an average price of $2.98 per Mcf. During the three months ended March 31, 2012, we sold approximately 925 mcf of natural gas at an average price of $2.41 and no oil.

For the three months ended March 31, 2013, we incurred operating expenses of $233,816, a decrease of $300 compared to $234,116 for the three months ended March 31, 2012.

Other expenses increased by $252,608 in total, to $297,141 from $44,533 for the three months ended March 31, 2013 and 2012, respectively. The $252,608 increase in other expenses is due to a $51,536 loss on change in derivative value and Interest expenses increased by $171,876 due to interest expense on the payable on the East Pearsall properties.

Our net loss for the three months ended March 31, 2013 was $529,600, an increase of $253,142 (92%) compared to a net loss of $276,458 for the three months ended March 31, 2012, due to the reasons noted above, primarily due to interest expense and derivative value.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2013

At March 31, 2013, our current assets were $79,884 and our current liabilities were $12,549,880, which resulted in a working capital deficiency of $12,469,996. At March 31, 2013, our total liabilities were $12,815,151 consisting of: (i) $541,660 in accounts payable - trade; (ii) $1,621,671 in accrued expenses; (iii) $171,340 in accrued expenses – related party; (iv) $1,772,709 in notes payable to third parties, current-short term and $7,000,000, long term; (v) $897,500 in short-term debt – related parties; (vi) $545,000 in convertible debt; (vii) $240,469 in derivative liabilities; and (viii) $24,802 in asset retirement obligations.

Stockholders’ deficit increased from $3,598,699 at December 31, 2012 to a deficit of $4,098,299 as of March 31, 2013. This deficit was increased by the loss from operations for the first three months of 2013.

Cash Flows

Cash Flows from Operating Activities

Cash used in operations were $242,354 during the three months ended March 31, 2013, compared to net cash used in operations of $135,047 during the prior year period, which was an increase in cash used in operations of $107,307, primarily due to a $253,142 increase in net loss and offset by net increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $0 during the three months ended March 31, 2013, compared to net cash provided by investing activities of $0 during the prior year period, which represented funds from the sale of an oil and gas property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $30,000 during the three months ended March 31, 2013, compared to net cash from financing activities of $117,000 during the prior year period, which was a decrease from financing activities of $87,000.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor’s report on our December 31, 2012 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At March 31, 2013, we had a working capital deficit of $12,469,996. We will need to raise additional capital during 2013 to fund general corporate working capital needs, which includes principal and accrued interest on past due notes payable and convertible bonds totaling $11,828,573. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect or future wells on that and other prospects.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2013. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2013, ECCE sold 106,383 shares of common stock to an individual for $0.282 per share.

On April 11, 2013, ECCE sold 34,843 shares of common stock to an individual for $0.287 per share.

On April 17, 2013, ECCE sold 37,313 shares of common stock to an individual for $0.268 per share.

On May 1, 2013 ECCE sold 93,284 shares of common stock to an individual for $0.286 per share.

All proceeds from stock sales were used for general corporate purposes.

On April 19, 2013, ECCE issued 300,000 shares of common stock valued at $0.36 per share to Emerging Markets Consultants for services related to fundraising.

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

EAGLE FORD OIL & GAS CORP.

Date: May 13, 2013	By:	/s/ Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: May 13, 2013	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer