Form 10-Q
period 2013-06-30
Eagle Ford Oil & Gas Corp
filed 2013-08-12
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

39,583,644 shares of the registrant’s common stock were outstanding as of August 12, 2013.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,896	$259,138
Accounts receivable - production	23,120	26,568
Prepaid expenses	29,936	14,385
Total current assets	56,952	300,091

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting Costs not subject to amortization	8,514,877	8,514,877
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(9,998)	(7,500)
Total property and equipment, net	8,535,718	8,538,216

OTHER ASSETS
Deposits	100,000	100,000

TOTAL ASSETS	$8,692,670	$8,938,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$648,619	$592,303
Accrued expenses	1,942,429	1,362,369
Accrued expenses to related parties	83,058	153,390
Notes payable, current portion	8,792,709	1,772,709
Notes payable to related parties, current portion	897,500	897,500
Convertible debentures	545,000	545,000
Total current liabilities	12,909,315	5,323,271

LONG-TERM LIABILITIES
Long-term debt	—	7,000,000
Derivative liability - warrants	170,072	188,933
Asset retirement obligations	24,802	24,802
Total long term liabilities	194,874	7,213,735

TOTAL LIABILITIES	13,104,189	12,537,006

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 39,394,964 and 38,624,620 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	39,395	38,625
Additional paid-in-capital	6,571,173	6,329,943
Accumulated deficit	(11,022,088)	(9,967,267)
Total shareholders’ deficit	(4,411,520)	(3,598,699)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,692,669	$8,938,307

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE	$1,565	$1,681	$2,922	$3,872

OPERATING EXPENSES

Lease operating expenses	3,597	1,044	6,369	2,850

General and administrative expenses	347,223	527,421	577,019	757,746

Depreciation, depletion and accretion	1,250	1,850	2,498	3,835

Impairment of goodwill	—	—	—	—

Total operating expenses	352,070	530,315	585,886	764,431

Net operating loss	(350,505)	(528,634)	(582,964)	(760,559)

OTHER INCOME (EXPENSES)

Interest expense	(245,113)	(119,840)	(490,718)	(193,569)

Unrealized gain on change in derivative value	70,397	21,435	18,861	50,631

Total other income (expenses)	(174,716)	(98,405)	(471,857)	(142,938)

Net loss	(525,221)	(627,039)	(1,054,821)	(903,497)

Loss per common share (basic and diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.24)

Weighted average common shares outstanding (basic and diluted):	38,948,060	35,388,011	38,902,803	34,997,223

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Six months ended June 30, 2013

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, December 31, 2012	38,624,620	$38,625	$6,329,943	$(9,967,267)	$(3,598,699)

Common shares issued for cash	389,263	389	103,611	—	104,000

Shares issued in conversion of debt	81,081	81	29,919	—	30,000

Shares issued for services	300,000	300	107,700	—	108,000

Net loss	—	—	—	(1,054,821)	(1,054,821)

Balance, June 30, 2013	39,394,964	$39,395	$6,571,173	$(11,022,088)	$(4,411,520)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,054,821)	$(903,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	108,000	50,000
Depreciation and depletion	2,498	3,835
Unrealized gain on change in derivative value	(18,861)	(50,631)
Changes in operating assets and liabilities:
Accounts receivable – production	3,448	10,851
Prepaid expenses	(15,551)	5,500
Accounts payable – trade	56,316	230,394
Accrued expenses	509,729	193,677
Net cash used in operating activities	(409,242)	(459,871)

Cash flows from investing activities:
	—	(6,450,246)
Net cash used in investing activities	—	(6,450,246)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	—	80,000
Proceeds from issuance of short term debt	50,000	—
Proceeds from long term debt	—	7,000,000
Payments made on notes payable	—	(36,000)
Proceeds from sale of common stock	104,000	160,000
Net cash provided by financing activities	154,000	7,204,000

Net (decrease) increase in cash and cash equivalents	(255,242)	293,883
Cash and cash equivalents, at beginning of period	259,138	23,412
Cash and cash equivalents, at end of period	$3,896	$317,295

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:
Common shares issued to settle notes payable	$30,000	$42,369

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

1. ORGANIZATION

Eagle Ford Oil & Gas Corp. ("Eagle Ford" or the" Company") is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas and Louisiana-Gulf Coast Region. Eagle Ford’s strategy is to grow its asset base by purchasing or investing in oil and gas drilling projects in the Texas and Louisiana regions.

On June 20, 2011, pursuant to a Purchase Agreement, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. ("Sandstone"), an exploration stage entity at the time, in exchange for 17,857,113 shares of common stock of Eagle Ford (the "Reverse Acquisition"). Following the Reverse Acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock.

Sandstone Energy, L.L.C.’s principal assets at the date of the Reverse Acquisition were 50% membership interests in each of Sandstone Energy Partners I, L.L.C. ("SSEP1"), Sandstone Energy Partners II, L.L.C. ("SSEP2") and Sandstone Energy Partners III, L.L.C. ("SSEP3"). On August 8 and August 11, 2011, Eagle Ford acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302 in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford now owns 100% of the interests in these ventures.

Eagle Ford continues to be a "smaller reporting company," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the "estimated present value," of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of June 30, 2013.

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

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ("ASC") 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and is subject to amortization. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

The following table describes changes in our asset retirement obligation during the six months ended June 30, 2013 and the year ended December 31, 2012.

	Six months Ended June 30, 2013	For the Year Ended December 31, 2012
ARO liability at beginning of period, current and noncurrent	$24,802	$24,802
Liabilities incurred from acquisitions	—	—
Accretion	—	—
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Loss per Share

Pursuant to FASB ASC Topic 260, Earnings per Share, basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method and conversion of preferred shares. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2013 and December 31, 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. At June 30, 2013, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford’s total oil and gas revenues for each of the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, Eagle Ford’s accounts receivable from its primary customer was $23,120 and $26,568, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2013, the Company did not identify any uncertain tax positions.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price "reset" adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock." See Note 6 for discussion of the impact the derivative financial instruments had on the Company’s unaudited condensed consolidated financial statements and results of operations.

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as "Other income (expense) – Unrealized gain (loss) on change in warrant derivative value."

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 6 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013. There were no transfers of financial assets between levels during the six months ended June 30, 2013.

	Carrying Value at June 30, 2013	Fair Value Measurement at June 30, 2013
		Level 1	Level 2	Level 3

Derivative liability	$170,072	$—	$—	$170,072

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at June 30, 2013 and December 31, 2012.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from June 30, 2013 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2013, Eagle Ford incurred a net loss attributable to common shareholders of $1,054,821. During the six months ended June 30, 2013, operating expenses included interest expenses and non cash expenses related to the derivative liability. At June 30, 2013 and December 31, 2012, the Company had a working capital deficit of $12,852,363 and $5,023,180, respectively, and held cash and cash equivalents of $3,896 and $259,138, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

4. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the six months ended June 30, 2013. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2012	Additions	Impairment/ Dispositions	June 30, 2013

East Pearsall, Frio Co. TX	$6,464,436	$—	$—	$6,464,436

Vick 2, Lee County, TX	1,308,461	—	—	1,308,461
Alexander 1, Lee County, TX	741,980	—	—	741,980
	$8,514,877	$—	$—	$8,514,877

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. ("EFEP"), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs. ECCE is attempting to raise funds in order to develop this field. The total investment to date in this field totals $6,464,436 (out of which $12,500 is unpaid). As of the date of this filing, ECCE has not been able to raise the needed funds for drilling.

LEE COUNTY, TX

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of June 30, 2013.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of June 30, 2013.

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

OHIO PIPELINE

In October 2008, ECCE acquired a gas pipeline ("Pipeline") approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio. The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000. The mortgage note bears an 8% annual interest rate. The mortgage is secured by the Pipeline assets. The mortgage was due on September 30, 2010, at which time, the entire unpaid balance of principal and accrued interest was to have been paid. The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, an affiliated company owned by Sam Skipper. Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company. Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated. On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline ("Pipeline"). We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of this date, we have not reached a satisfactory agreement with the lender.

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

5. DEBT

Debt – Related Parties

Notes Payable – Related Parties

	June 30, 2013	December 31, 2012
Promissory note to TDLOG – 8% interest; due September 30, 2013; unsecured (1)	$817,500	$817,500

Promissory note to TDLOG – 8% interest; due September 30, 2013; unsecured (1)	80,000	80,000
Total: Notes Payable – Related Parties
	$897,500	$897,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to September 30, 2013 from September 30, 2012.

Accrued interest expenses on above notes to related party as of June 30, 2013 and December 31, 2012 is $189,290 and $153,390, respectively

Interest expenses to related party for the six months ended June 30, 2013 and 2012 is $35,900 and $34,442, respectively. Interest expenses to related party for the three months ended June 30, 2013 and 2012 is $17,950 and $17,919, respectively.

Notes Payable – Non-Related Parties

	June 30, 2013	December 31, 2012
Promissory note - 12% interest; due September 30, 2009; not secured (1)	$328,578	$328,578

Promissory note - 5% interest; due January 1, 2012; not secured (1).	227,131	227,131

Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (2)	1,000,000	1,000,000

Promissory notes - 6% interest; due April 1, 2011; not secured (3)	112,000	142,000

Promissory notes - 5% interest; due October 15, 2010; not secured (3)	50,000	50,000

Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (4)	25,000	25,000

Promissory note – Medallion Investment- 10% interest (5)	7,000,000	7,000,000

Promissory note – JMJ Financial – no interest for 90 days (6)	55,000	—

Total notes payable	8,797,709	8,772,709

Less: Debt discount	5,000	—

Total notes payable, net	8,792,709	8,772,709

Less: current portion of notes payable	(8,792,709)	(1,772,709)

Total notes payable – long term	$—	$7,000,000

Accrued and unpaid interest for notes payable to non-related parties at June 30, 2013 and December 31, 2012 was $1,477,138 and $1,055,198, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to non-related party for the six months ended June 30, 2013 and 2012 is $421,940 and $124,179, respectively. Interest expenses to non-related party for the three months ended June 30, 2013 and 2012 is $210,768 and $85,015, respectively

(1)	All principal and interest became due September 30, 2009. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(2)	The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default. There has been a judgment rendered against Eagle Ford in the amount of the mortgage (see Note 8). Eagle Ford is in discussions with the lender to restructure the mortgage. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(3)	Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $267,000 from 4 different parties for drilling on the Wilson Field lease and for general corporate purposes. None of these notes have been repaid in cash and are in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on these notes at the stated rate. During six months ended June 30, 2013, one of the note holder agreed to convert $30,000 of note on issuance of 81,081 shares of common stock. In August 2011, one of these parties agreed to convert $75,000 of debt and $22,994 of interest into 276,140 shares of common stock.

(4)	Prior to the Reverse Acquisition, Eagle Ford borrowed $25,000 from a related party for general corporate purposes. The note is in default and due on demand. Eagle Ford continued to accrue interest on these notes at the stated rate. From July 20, 2011 this note holder is no longer a related party.

(5)	East Pearsall

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

On October 22, 2012, MOC agreed to modify the agreement with ECCE relating to the issue relating to the date for raising drilling funds. ECCE needed to raise $10,500,000 for drilling funds by December 4, 2012, instead of the $21,500,000 in the original agreement. As of the date of this report, ECCE has failed to raise the necessary drilling funds. This caused the company to be in default, and as a result, the note has been reclassified from a long term to short term liability. As of the date of this report, MOC has taken no action relating to the failure to raise these funds and has verbally agreed to work with ECCE in order to obtain financing.

(6)	On April 8, 2013, EEOC signed an agreement providing up to $335,000 in short term financing with JMJ Financial Corp. On April 10, 2013, EEOC obtained a $55,000 withdrawal from this credit line. The net proceeds were $50,000 and include an original issue discount of $5,000. The maturity date is one year from the effective date of each amount borrowed under the terms of the agreement. ECCE is only required to pay interest and principal on the amount actually borrowed. ECCE had ninety days to repay the note with no interest charged or accrued. On July 8, 2013, ECCE repaid the note of JMJ Financial of $55,000 along with interest of $833.

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition. The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default. There have been no shares issued for the interest payable as of June 30, 2013, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date. Accrued and unpaid interest was $192,005 and $159,305 at June 30, 2013 and December 31, 2012, respectively related to the convertible debentures. Interest expenses on convertible debenture for the six months ended June 30, 2013 and 2012 is $32,700 and $32,700, respectively. Interest expenses to non-related party for the three months ended June 30, 2013 and 2012 is $16,350 and $16,350, respectively

Following are maturities on convertible debentures for the next five years:

Principal Amount

2014	$545,000

Thereafter —	—

Total convertible debt	$545,000

6. DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a "fixed-for-fixed" option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680, which had been reduced to $188,933 by December 31, 2012. The Company re-measured the warrants as of June 30, 2013 and determined the fair value to be $170,072. The increase in fair value has been recognized as an unrealized gain on the change in derivative value of $70,395 and $18,861 for the three and six months ended June 30, 2013.

Activity for the derivative warrant instruments during the six months ended June 30, 2013 was:

	December 31, 2012	Activity During the Period	Decrease in Fair Value	June 30, 2013

Derivative warrant instruments	$188,933	$—	$18,861	$170,072
Total	$188,933	$—	$18,861	$170,072

The assumptions used in the lattice model to determine the fair value of the warrants as of December 31, 2012 and June 30, 2013 were as follows:

	December 31, 2012	June 30, 2013
Exercise price	$0.45-$0.48	$0.39-$0.49
Risk free discount rate (1)	0.21%	0.17%
Volatility (2)	181%	163%
Projected future offering price (3)	$0.17-$0.47	$0.17-$0.47
Stock price on measurement date	$0.29	$0.34
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

7. SHAREHOLDERS’ EQUITY

As of June 30, 2013 and December 31, 2012, there were 39,394,964 and 38,624,620 shares of common stock issued and outstanding, respectively.

Common stock sales

On March 5, 2013, ECCE sold 106,383 shares of common stock to an individual for $0.282 per share.

On April 19, 2013, ECCE sold 34,843 shares of common stock to an individual for $0.287 per share.

On April 29, 2013, ECCE sold 37,313 shares of common stock to an individual for $0.268 per share.

On May 1, 2013 ECCE sold 93,284 shares of common stock to an individual for $0.268 per share.

On June 6, 2013, ECCE sold 33,582 shares of common stock to an individual for $0.268 per share.

On June 17, 2013, ECCE sold 83,858 shares of common stock to two individuals for $0.238 per share.

All proceeds from stock sales were used for general corporate purposes.

Shares issued as compensation

On April 19, 2013, ECCE paid 300,000 shares as compensation in relation to the marketing efforts of a third party. The shares were valued at $0.36 per share.

Shares issued for conversion of debt

On May 28, 2013, ECCE issued 83,081 shares of common stock valued at $0.37 per share to an existing debt holder in partial payment for his outstanding Note Payable.

Warrants

Warrant activity during the six months ended June 30, 2013 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at June 30, 2013	1,000,000	$0.50	$—

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 6. As of June 30, 2013, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.34 per share.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment of $1,000,000 against Eagle Ford (f/k/a ECCO Energy) for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline ("Pipeline"). Eagle Ford is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on September 30, 2009. As of the date of this filing, the Company has not reached a satisfactory agreement with the lender, although a settlement is being actively pursued.

Eagle Ford has not paid property taxes for 2007 or 2008 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of June 30, 2013, Eagle Ford owed $43,452 for these property taxes. ECCE is currently in negotiations to settle this liability.

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

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminates on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839 on September 1, 2012, and will remain at that amount until the lease expires on August 31, 2013. ECCE intends to renew the lease for at least another year.

Year 2013: $3,678.

9. SUBSEQUENT EVENTS

On July 18, 2013, ECCE issued two Notes Payable of $33,000 each, for a combined total of $66,000 to two individuals. The notes contained a $3,000 or $6,000 total original issue discount. The notes are due July 18, 2014, and if they are repaid within ninety days shall accrue no interest. If they are paid after 90 days, then they accrue interest at a rate of twelve percent per annum. The notes may be converted into common stock after 180 day. The Conversion Price is the lesser of $0.39 or 60% of the lowest trade in the 25 trading days previous to the conversion.

On August 1, 2013, ECCE issued 188,680 shares of common stock valued at $0.265 per share to an individual.

All proceeds from stock sales were used for general corporate purposes.

Short Term Financing with JMJ Financial Corp.

On July 8, 2013, ECCE repaid the note of JMJ Financial of $55,000 along with interest of $833.

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

BUSINESS OPERATIONS

We ("Eagle Ford" or the "Company") are an independent oil and gas company actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas-Louisiana Gulf Coast Region. Our strategy is to grow our asset base by investing in oil and gas drilling and production in various locations in that region. Our shares of common stock are traded on the Over-the-Counter Bulletin Board, with the symbol ECCE.

RECENT DEVELOPMENTS

Business Acquisitions

On June 20, 2011, pursuant to a Purchase Agreement, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. ("Sandstone") in exchange for 17,857,113 shares of common stock of Eagle Ford (the "Reverse Acquisition"). Following the Reverse Acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company's common stock. Sandstone Energy, L.L.C.'s principal assets at the date of the Acquisition were 50% membership interests in each of Sandstone Energy Partners I, L.L.C. ("SSEP1"), Sandstone Energy Partners II, L.L.C. ("SSEP2") and Sandstone Energy Partners III, L.L.C. ("SSEP3"). On August 8 and August 11, 2011, Eagle Ford acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302 in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford now owns 100% of the interests in these ventures.

The Reverse Acquisition is being accounted for as a "reverse acquisition" in which Sandstone is deemed to be the accounting acquirer ("Acquirer") and Eagle Ford is deemed to be the accounting acquiree ("Acquiree"). Consequently, the assets and liabilities and the historical operations reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone. The consolidated financial statements after completion of the Reverse Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and the Acquiree and its subsidiaries from the closing date of the Reverse Acquisition. In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

As a result of the Reverse Acquisition and the August acquisition of the remaining 50% interests in SSEP1, SSEP2, and SSEP3, the Company's most significant oil and gas assets at June 30, 2013 were the Company's interests in Vick No.1, Vick No. 2 and Alexander 1, all located in Lee County, Texas. All of the Company's wells in Lee County (the Lee County Wells") are operated by a third party.

Oil & Gas Properties

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of June 30, 2013.

                The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of June 30, 2013. Further seismic work was performed during the year ended 2012, but the results have not been made available to ECCE.

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

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. ("EFEP"), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs. ECCE is attempting to raise funds in order to develop this field. The total investment to date in this field totals $6,464,436 (out of which $12,500 is unpaid). As of the date of this filing, ECCE has not been able to raise the needed funds for drilling.

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

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

For the six months ended June 30, 2013, Eagle Ford recognized revenue of $2,922, a decrease of $950 compared to revenue of $3,872 during the six months ended June 30, 2012. The decrease in revenues for the six months ended June 30, 2013 is primarily due to decreased production from the Live Oak County Wells. During the six months ended June 30, 2013, we sold no barrels of oil and 877 Mcf of natural gas at an average price of $3.41 per Mcf. During the six months ended June 30, 2012, we sold approximately 1,722 mcf of natural gas at an average price of $2.18 and no oil.

For the six months ended June 30, 2013, we incurred operating expenses of $585,886, a decrease of $178,545 compared to $764,431 for the six months ended June 30, 2012.

Other expenses increased by $328,919 in total, to $471,857 from $142,938 for the six months ended June 30, 2013 and 2012, respectively. The increase in other expenses is due to decrease in gain on change in derivative value by $31,770 and interest expenses increasing by $297,149 due to interest expense on the payable on the East Pearsall properties.

Our net loss for the six months ended June 30, 2013 was $1,054,821, a decrease of $151,324 (17%) compared to a net loss of $903,947 for the six months ended June 30, 2012, due to the reasons noted above, primarily due to interest expense and derivative value changes.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

For the three months ended June 30, 2013, Eagle Ford recognized revenue of $1,565, a decrease of $116 compared to revenue of $1,681 during the three months ended June 30, 2012. The decrease in revenues for the three months ended June 30, 2013 is primarily due to decreased production from the Live Oak County Wells. During the three months ended June 30, 2013, we sold no barrels of oil and 447 Mcf of natural gas at an average price of $3.73 per Mcf. During the three months ended June 30, 2012, we sold approximately 797 mcf of natural gas at an average price of $1.96 and no oil.

For the three months ended June 30, 2013, we incurred operating expenses of $352,070, a decrease of $178,245 compared to $530,315 for the three months ended June 30, 2012.

Other expenses increased by $76,311 in total, to $174,716 from $98,405 for the three months ended June 30, 2013 and 2012, respectively. The increase in other expenses is due to a $70,397 gain on change in derivative value which partially offset interest expenses of $245,113. The increase in interest expense relates to the accrued interest payable on the East Pearsall properties.

Our net loss for the three months ended June 30, 2013 was $525,221, a decrease of $101,818 (16%) compared to a net loss of $627,039 for the three months ended June 30, 2012, due to the reasons noted above, primarily due to interest expense and derivative value changes.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2013

At June 30, 2013, our current assets were $56,952 and our current liabilities were $12,909,315, which resulted in a working capital deficiency of $12,852,363. At June 30, 2013, our total liabilities were $13,104,189 consisting of: (i) $648,619 in accounts payable - trade; (ii) $1,942,429 in accrued expenses; (iii) $83,058 in accrued expenses – related party; (iv) $8,792,709 in notes payable to third parties, current-short term; (v) $897,500 in short-term debt – related parties; (vi) $545,000 in convertible debt; (vii) $170,072 in derivative liabilities; and (viii) $24,802 in asset retirement obligations.

Stockholders' deficit increased from $3,598,699 at December 31, 2012 to a deficit of $4,411,520 as of June 30, 2013. This deficit was increased by the loss from operations for the first six months of 2013.

Cash Flows

Cash Flows from Operating Activities

Cash used in operations were $409,242 during the six months ended June 30, 2013, compared to net cash used in operations of $459,871 during the prior year period, which was an decrease in cash used in operations of $50,629, primarily due increase in accrued expenses and non cash expenses which was offset by increase in net loss and accounts payable.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $0 during the six months ended June 30, 2013, compared to net cash used in investing activities of $6,450,246 during the prior year period, which represented funds from the sale of an oil and gas property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $154,000 during the six months ended June 30, 2013, compared to net cash from financing activities of $7,204,000 during the prior year period, which was a decrease from financing activities of $7,050,000.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor's report on our December 31, 2012 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At June 30, 2013, we had a working capital deficit of $12,852,363. We will need to raise additional capital during 2013 to fund general corporate working capital needs, which includes principal and accrued interest on current and past due notes payable and convertible bonds totaling $12,098,640. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect or future wells on that and other prospects.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2013. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2013, ECCE sold 106,383 shares of common stock to an individual for $0.282 per share.

On April 19, 2013, ECCE sold 34,843 shares of common stock to an individual for $0.287 per share.

On April 29, 2013, ECCE sold 37,313 shares of common stock to an individual for $0.268 per share.

On May 1, 2013, ECCE sold 93,284 shares of common stock to an individual for $0.268 per share.

On June 6, 2013, ECCE sold 33,582 shares of common stock to an individual for $0.268 per share.

On June 17, 2013, ECCE sold 83,858 shares of common stock to two individuals for $0.238 per share.

On April 19, 2013, ECCE paid 300,000 shares as compensation in relation to the marketing efforts of a third party, The shares were valued at $0.36 per share.

On May 28, 2013, ECCE issued 83,081 shares of common stock valued at $0.37 per share to an existing debt holder in partial payment for his outstanding Note Payable.

On August 1, 2013, ECCE issued 188,680 shares of common stock valued at $0.265 per share to an individual.

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

EAGLE FORD OIL & GAS CORP.

Date: August 14, 2013	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: August 14, 2013	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer

