Form 10-Q
period 2013-09-30
Eagle Ford Oil & Gas Corp
filed 2013-11-13
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

39,961,815 shares of the registrant’s common stock were outstanding as of November 12, 2013.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$774	$259,138
Accounts receivable - production	21,410	26,568
Prepaid expenses and other current assets	22,242	14,385
Total current assets	44,426	300,091

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs not subject to amortization	8,514,877	8,514,877
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(11,248)	(7,500)
Total property and equipment, net	8,534,468	8,538,216

OTHER ASSETS
Deposits	100,000	100,000

TOTAL ASSETS	$8,678,894	$8,938,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$790,026	$592,303
Accrued expenses	2,051,391	1,362,369
Accrued interest to related parties	207,240	153,390
Notes payable, current portion	8,803,992	1,772,709
Notes payable to related parties, current portion	897,500	897,500
Convertible debentures	545,000	545,000
Total current liabilities	13,295,149	5,323,271

LONG-TERM LIABILITIES
Long-term debt	—	7,000,000
Derivative liability - warrants	140,035	188,933
Asset retirement obligations	24,802	24,802
Total long term liabilities	164,837	7,213,735

TOTAL LIABILITIES	13,459,986	12,537,006

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 39,655,759 and 38,624,620 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	39,656	38,625
Additional paid-in-capital	6,635,912	6,329,943
Accumulated deficit	(11,456,660)	(9,967,267)
Total shareholders’ deficit	(4,781,092)	(3,598,699)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,678,894	$8,938,307

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUE	$889	$(124)	$3,811	$3,748

OPERATING EXPENSES

Lease operating expenses	2,599	(1,137)	8,968	1,713

General and administrative expenses	209,220	306,775	786,239	1,064,521

Depreciation, depletion and accretion	1,250	1,850	3,748	5,685

Total operating expenses	213,069	307,488	798,955	1,071,919

Net operating loss	(212,180)	(307,612)	(795,144)	(1,068,171)

OTHER INCOME (EXPENSES)

Interest expense	(252,428)	(245,857)	(743,146)	(439,428)

Unrealized gain on change in derivative value	30,036	53,358	48,897	103,991

Total other income (expenses)	(222,392)	(192,499)	(694,249)	(335,437)

Net loss	(434,572)	(500,111)	(1,489,393)	(1,403,608)

Loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding (basic and diluted):	39,447,852	35,994,728	39,121,548	35,339,102

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Nine months ended September 30, 2013

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, December 31, 2012	38,624,620	$38,625	$6,329,943	$(9,967,267)	$(3,598,699)

Common shares issued for cash	650,058	650	168,350	—	169,000

Shares issued in conversion of debt	81,081	81	29,919	—	30,000

Shares issued for services	300,000	300	107,700	—	108,000

Net loss	—	—	—	(1,489,393)	(1,489,393)

Balance, September 30, 2013	39,655,759	$39,656	$6,635,912	$(11,456,660)	$(4,781,092)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2013		2012

Cash flows from operating activities:
Net loss		$(1,489,393)	$(1,403,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation		108,000	50,000
Depreciation and depletion		3,748	5,684
Unrealized gain on change in derivative value		(48,898)	(103,991)
Amortization of original discount on notes		1,283	—
Changes in operating assets and liabilities:
Accounts receivable – production		5,158	9,839
Prepaid expenses and other current assets		(7,857)	11,938
Accounts payable – trade		197,723	207,554
Accrued expenses		742,872	434,723
Net cash used in operating activities		(487,364)	(787,861)

Cash flows from investing activities:
Purchase of oil and gas properties		—	(6,450,246)
Net cash used in investing activities		—	(6,450,246)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties		—	80,000
Proceeds from issuance of short term notes, net of original discount		60,000	—
Proceeds from long term debt		—	7,000,000
Payments made on notes payable		—	(30,000)
Proceeds from sale of common stock		169,000	175,000
Net cash provided by financing activities		229,000	7,225,000

Net decrease in cash and cash equivalents		(258,364)	(13,107)
Cash and cash equivalents, at beginning of period		259,138	23,412
Cash and cash equivalents, at end of period		$774	$10,305

Supplemental cash flow information:
Interest paid		$—	$—
Income taxes paid		$—	$—

Non-cash investing and financial activities:
Common shares issued to settle notes payable		$30,000	$42,369
Notes payable reclass to accounts payable	$		$24,000

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

On September 20, 2011, pursuant to a Purchase Agreement, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. (“Sandstone”), an exploration stage entity at the time, in exchange for 17,857,113 shares of common stock of Eagle Ford (the “Reverse Acquisition”). Following the Reverse Acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of September 30, 2013.

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

The following table describes changes in our asset retirement obligation during the nine months ended September 30, 2013 and the year ended December 31, 2012.

	Nine months Ended September 30, 2013	For the Year Ended December 31, 2012
ARO liability at beginning of period, current and noncurrent	$24,802	$24,802
Liabilities incurred from acquisitions	—	—
Accretion	—	—
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2013 and December 31, 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. At September 30, 2013, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford’s total oil and gas revenues for each of the nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, Eagle Ford’s accounts receivable from its primary customer was $21,410 and $26,568, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2013, the Company did not identify any uncertain tax positions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013. There were no transfers of financial assets between levels during the nine months ended September 30, 2013.

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2013
	2013	Level 1	Level 2	Level 3

Derivative liability	$140,035	$—	$—	$140,035

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at September 30, 2013 and December 31, 2012.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from September 30, 2013 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2013, Eagle Ford incurred a net loss attributable to common shareholders of $1,489,393. During the nine months ended September 30, 2013, operating expenses included interest expenses and non cash expenses related to the derivative liability. At September 30, 2013 and December 31, 2012, the Company had a working capital deficit (current liabilities minus current assets) of $13,250,723 and $5,023,180, respectively, and held cash and cash equivalents of $774 and $259,138, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

4. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the nine months ended September 30, 2013. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2012	Additions	Impairment/ Dispositions	September 30, 2013

East Pearsall, Frio Co. TX	$6,464,436	$—	$—	$6,464,436

Vick 2, Lee County, TX	1,308,461	—	—	1,308,461
Alexander 1, Lee County, TX	741,980	—	—	741,980
	$8,514,877	$—	$—	$8,514,877

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

LEE COUNTY, TX

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of September 30, 2013.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of September 30, 2013.

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

5. DEBT

Notes Payable – Related Parties

	September 30, 2013	December 31, 2012

Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1)	$817,500	$817,500

Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1)	80,000	80,000

Total: Notes Payable – Related Parties	$897,500	$897,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to September 30, 2013 from September 30, 2012.

Accrued interest expenses on above notes to related party as of September 30, 2013 and December 31, 2012 is $207,240 and $153,390, respectively

Interest expenses to related party for the nine months ended September 30, 2013 and 2012 is $53,850 and $52,392, respectively. Interest expenses to related party for the three months ended September 30, 2013 and 2012 is $17,950 and $17,950, respectively.

Notes Payable – Non-Related Parties

	September 30, 2013	December 31, 2012
Promissory note - 12% interest; due September 30, 2009; not secured (1)	$328,578	$328,578

Promissory note - 5% interest; due January 1, 2012; not secured (1).	227,131	227,131

Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (2)	1,000,000	1,000,000

Promissory notes - 6% interest; due April 1, 2011; not secured (3)	112,000	142,000

Promissory notes - 5% interest; due October 15, 2010; not secured (3)	50,000	50,000

Promissory note to Rick Bobigian – 8% interest; due July 1, 2010; unsecured. (4)	25,000	25,000

Promissory note – Medallion Investment- 10% interest (5)	7,000,000	7,000,000

Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (6)	33,000	—

Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (6)	33,000	—

Total notes payable	8,808,709	8,772,709

Less: Unamortize debt discount portion	(4,717)	—

Total notes payable, net	8,803,992	8,772,709

Less: current portion of notes payable	(8,803,992)	(1,772,709)

Total notes payable – long term	$—	$7,000,000

Accrued and unpaid interest for notes payable to non-related parties at September 30, 2013 and December 31, 2012 was $1,683,537 and $1,055,198, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to non-related party for the nine months ended September 30, 2013 and 2012 is $628,339 and $329,460, respectively. Interest expenses to non-related party for the three months ended September 30, 2013 and 2012 is $206,399 and $211,580, respectively

(1)	All principal and interest became due September 30, 2009 for 12% notes and due January 1, 2012 for 5% notes. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(2)	The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default. There has been a judgment rendered against Eagle Ford in the amount of the mortgage (see Note 8). Eagle Ford is in discussions with the lender to restructure the mortgage. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(3)	Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $267,000 from 4 different parties for drilling on the Wilson Field lease and for general corporate purposes. None of these notes have been repaid in cash and are in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on these notes at the stated rate. During nine months ended September 30, 2013, one of the note holders agreed to convert $30,000 of note on issuance of 81,081 shares of common stock.

(4)	Prior to the Reverse Acquisition, Eagle Ford borrowed $25,000 from a related party for general corporate purposes. The note is in default and due on demand. Eagle Ford continued to accrue interest on these notes at the stated rate. From July 20, 2011 this note holder is no longer a related party.

(5)	East Pearsall

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

(6)	On July 18, 2013, ECCE issued two Notes Payable of $33,000 each, for a combined total of $66,000 to two individuals. The notes contained a $3,000 or $6,000 total original issue discount. The notes are due on July 14, 2014, and if they are repaid within ninety days shall accrue no interest. If they are paid after 90 days, then they accrue interest at a rate of twelve percent per annum. The notes may be converted into common stock after 180 days. The Conversion Price is the lesser of $0.39 or 60% of the lowest trade in the 25 trading days previous to the conversion.

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

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition. The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default. There have been no shares issued for the interest payable as of September 30, 2013, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date. Accrued and unpaid interest was $208,355 and $159,305 at September 30, 2013 and December 31, 2012, respectively related to the convertible debentures. Interest expenses on convertible debenture for the nine months ended September 30, 2013 and 2012 is $49,050 and $49,050, respectively. Interest expenses on convertible debenture for the three months ended September 30, 2013 and 2012 is $16,350 and $16,350, respectively

Following are maturities on convertible debentures for the next five years:

Principal Amount
2014	$545,000

Thereafter —	—

Total convertible debt	$545,000

6. DERIVATIVE LIABILITY

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680, which had been reduced to $188,933 by December 31, 2012. The Company re-measured the warrants as of September 30, 2013 and determined the fair value to be $140,035. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $30,036 and $48,897 for the three and nine months ended September 30, 2013, respectively.

Activity for the derivative warrant instruments during the nine months ended September 30, 2013 was:

	December 31, 2012	Activity During the Period	Decrease in Fair Value	September 30, 2013

Derivative warrant instruments	$188,933	$—	$48,897	$140,035

Total	$188,933	$—	$48,897	$140,035

The assumptions used in the lattice model to determine the fair value of the warrants as of December 31, 2012 and September 30, 2013 were as follows:

	December 31, 2012	September 30, 2013
Exercise price	$0.45-$0.48	$0.39-$0.49
Risk free discount rate (1)	0.21%	0.21%
Volatility (2)	181%	162%
Projected future offering price (3)	$0.17-$0.47	$0.17-$0.47
Stock price on measurement date	$0.29	$0.34
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

7. SHAREHOLDERS’ EQUITY

As of September 30, 2013 and December 31, 2012, there were 39,655,459 and 38,624,620 shares of common stock issued and outstanding, respectively.

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

On August 1, 2013, ECCE sold 188,680 shares of common stock to an individual for $0.265 per share.

On August 24, 2013, ECCE sold 72,115 shares of common stock to an individual for $0.208 per share.

All proceeds from stock sales were used for general corporate purposes.

Shares issued as compensation

On April 19, 2013, ECCE paid 300,000 shares as compensation in relation to the marketing efforts of a third party. The shares were valued at $0.36 per share.

Shares issued for conversion of debt

On May 28, 2013, ECCE issued 81,081 shares of common stock valued at $0.37 per share to an existing debt holder in partial payment for his outstanding Note Payable.

Warrants

Warrant activity during the nine months ended September 30, 2013 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at September 30, 2013	1,000,000	$0.50	$—

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 6. As of September 30, 2013, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.34 per share and average life of 0.64 year.

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

Eagle Ford has not paid property taxes for 2007 or 2008 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of September 30, 2013, Eagle Ford owed $43,452 for these property taxes. ECCE is currently in negotiations to settle this liability.

Operating Leases

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminated on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839 on September 1, 2012, and will remain at that amount until the lease expires on August 31, 2013. On August 31, 2013, ECCE renewed the lease for at another year at a rate of $2,011.05 per month.

For the year ended December 31, 2013: $6,033

For the year ended December 31, 2014: $18,100

9. SUBSEQUENT EVENTS

On October 17, 2013, ECCE sold 40,818 shares of common stock to an individual for $0.245 per share.

On October 17, 2013, ECCE sold 265,306 shares of common stock to three individuals for $0.245 per share.

On November 7, 2013, ECCE sold 40,816 shares of common stock to an individual for $0.245 per share.

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

As a result of the Reverse Acquisition and the August acquisition of the remaining 50% interests in SSEP1, SSEP2, and SSEP3, the Company’s most significant oil and gas assets at September 30, 2013 were the Company’s interests in Vick No.1, Vick No. 2 and Alexander 1, all located in Lee County, Texas. All of the Company’s wells in Lee County (the Lee County Wells”) are operated by a third party.

Oil & Gas Properties

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. Although the well generated initial production, monthly production has declined to approximately 15 bbls, which is enough to hold its lease position. Options to improve production are being considered. The Company has a 38.75% net working interest as of September 30, 2013.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. The Company has a 38.75% net working interest as of September 30, 2013. Further seismic work was performed during the year ended 2012, but the results have not been made available to ECCE.

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

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

For the nine months ended September 30, 2013, Eagle Ford recognized revenue of $3,811, an increase of $63 compared to revenue of $3,748 during the nine months ended September 30, 2012. The increase in revenues for the nine months ended September 30, 2013 is primarily due to the net decreased production from the Live Oak County Wells but an increase in price received per mcf. During the nine months ended September 30, 2013, we sold no barrels of oil and 1,186 Mcf of natural gas at an average price of $3.27 per Mcf. During the nine months ended September 30, 2012, we sold approximately 3,576 mcf of natural gas at an average price of $2.18 per Mcf and no oil was sold.

For the nine months ended September 30, 2013, we incurred operating expenses of $798,955, a decrease of $272,964 compared to $1,071,919 for the nine months ended September 30, 2012.

Other expenses increased by $358,812 in total, to $694,249 from $335,437 for the nine months ended September 30, 2013 and 2012, respectively. The increase in other expenses is due to a decrease in the gain on change in derivative value by $55,094 and interest expenses increasing by $303,718 due to interest expense on the payable on the East Pearsall properties.

Our net loss for the nine months ended September 30, 2013 was $1,489,393, a increase of $85,785 (6%) compared to a net loss of $1,403,608 for the nine months ended September 30, 2012, due to the reasons noted above, primarily due to interest expense and derivative value changes.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the three months ended September 30, 2013, Eagle Ford recognized revenue of $889, an increase of $1,013 compared to negative revenue of $(124) during the three months ended September 30, 2012. The increase in revenues for the three months ended September 30, 2013 is primarily due to decreased production from the Live Oak County Wells, which countered an adjustment to production for the same period in 2012. During the three months ended September 30, 2013, we sold no barrels of oil and 401 Mcf of natural gas at an average price of $3.24 per Mcf. During the three months ended September 30, 2012, we sold approximately 797 Mcf of natural gas at an average price of $2.32 per Mcf and no oil was sold.

For the three months ended September 30, 2013, we incurred operating expenses of $213,069, a decrease of $94,419 compared to $307,488 for the three months ended September 30, 2012.

Other expenses increased by $29,893 in total, to $222,392 from $192,499 for the three months ended September 30, 2013 and 2012, respectively. The increase in other expenses is due to a $23,322 decrease in the gain on change in derivative value along with interest expenses increasing by $6,571. The increase in interest expense relates to the accrued interest payable on the East Pearsall properties.

Our net loss for the three months ended September 30, 2013 was $434,572 a decrease of $65,539 (13%) compared to a net loss of $500,111 for the three months ended September 30, 2012, due to the reasons noted above, primarily due to lower general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2013

At September 30, 2013, our current assets were $44,426 and our current liabilities were $13,295,149, which resulted in a working capital deficiency of $13,250,723. At September 30, 2013, our total liabilities were $13,459,986 consisting of: (i) $790,026 in accounts payable - trade; (ii) $2,051,391 in accrued expenses; (iii) $207,240 in accrued interest – related party; (iv) $8,803,992 in notes payable to third parties, short term; (v) $897,500 in short-term debt – related parties; (vi) $545,000 in convertible debt; (vii) $140,035 in derivative liabilities; and (viii) $24,802 in asset retirement obligations.

Stockholders’ deficit increased from $3,598,699 at December 31, 2012 to a deficit of $4,781,092 as of September 30, 2013. This deficit was increased by the loss from operations for the first nine months of 2013.

Cash Flows

Cash Flows from Operating Activities

Cash used in operations were $487,364 during the nine months ended September 30, 2013, compared to net cash used in operations of $787,861 during the prior year period, which was a decrease in cash used in operations of $300,497, primarily due increase in accrued expenses and non cash expenses which was offset by increase in net loss and decrease in accounts payable.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $0 during the nine months ended September 30, 2013, compared to net cash used in investing activities of $6,450,246 during the prior year period, which represents purchase of an oil and gas property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $229,000 during the nine months ended September 30, 2013, compared to net cash received from financing activities of $7,225,000 during the prior year period, which was a decrease from financing activities of $6,996,000.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor’s report on our December 31, 2012 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At September 30, 2013, we had a working capital deficit of $13,250,723. We will need to raise additional capital during 2013 to fund general corporate working capital needs, which includes principal and accrued interest on current and past due notes payable and convertible bonds totaling $12,350,341. We will also need to raise funds to meet commitments with respect to its existing wells in the Lee County Prospect, East Pearsall or future wells on those and other prospects.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2013. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 28, 2013, ECCE issued 81,081 shares of common stock valued at $0.37 per share to an existing debt holder in partial payment for his outstanding Note Payable.

On August 1, 2013, ECCE sold 188,680 shares of common stock to an individual for $0.265 per share.

On August 24, 2013, ECCE sold 72,115 shares of common stock to an individual for $0.208 per share.

On October 17, 2013, ECCE sold 40,818 shares of common stock to an individual for $0.245 per share.

On October 17, 2013, ECCE sold 265,306 shares of common stock to three individuals for $0.245 per share.

On November 7, 2013, ECCE sold 40,816 shares of common stock to an individual for $0.245 per share.

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

EAGLE FORD OIL & GAS CORP.

Date: November 13, 2013	By:	/s/ Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: November 13, 2013	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer

