Form 10-K
period 2013-12-31
Eagle Ford Oil & Gas Corp
filed 2014-03-26
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

 For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to ____________

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

☐ Yes    ☒ No

The number of outstanding shares of common stock, as of March 26, 2014, was 42,021,678.

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

OUR OPERATIONS

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 2013. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2012	Additions	Impairment (including accumulated amortization and accretion)	December 31, 2013

Vick 2, Lee County, TX	$1,308,461	—	$(1,308,461)	—

Alexander 1, Lee County, TX	741,980	—	(741,980)	—
East Pearsall, Frio Co., TX	6,464,436	—	—	6,464,436
	$8,514,877	$—	$(2,050,441)	$6,464,436

LEE COUNTY, TX

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Company has a 38.75% net working interest as of December 31, 2013. The Vick No. 1 is currently shut-in. As of December 31, 2013, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well at that time. As of December 31, 2012, an impairment charge of $766,493(net of accumulated amortization and accretion) was taken against this well.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. The Company has a 38.75% net working interest as of December 31, 2013. As of December 31, 2013, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well at that time. On December 31, 2013, an impairment charge of $1,308,461 (net of accumulated amortization and accretion) was taken against this well.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. As of December 31, 2013, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well at that time. The Company has a 38.75% net working interest as of December 31, 2013. On December 31, 2013, an impairment charge of $741,980 (net of accumulated amortization and accretion) was taken against this well.

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

The reserve report dated January 1, 2011 showed future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011. The reserve report dated January 1, 2012 showed reserves for future development being negative, primarily due to low natural gas prices during 2012. An impairment charge of $100,752 (net of accumulated amortization and accretion) was taken on December 31, 2012, reducing the value of the field to $0.00. The three wells are still producing, but revenue is insignificant after expenses are deducted. ECCE may owe future amounts on these wells pertaining to any attempts to improve production; however there has been no decision to make such repairs, or other improvements.

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

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp. Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company. Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

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

EAST PEARSALL, FRIO COUNTY, TX

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

BAYOU CHOCTAW/GFX ENERGY

On August 5, 2011, ECCE, entered into an agreement to purchase 1.5% Working Interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana from GFX Energy, Inc. (GFX). Prior to December 31, 2012, ECCE decided to not further participate in the Bayou Choctaw development. ECCE and GFX decided to use the $100,000 deposited for Bayou Choctaw as a deposit on a future, undetermined endeavor relating to the exploration of oil and gas. ECCE remains in discussion about this investment with GFX Energy, Inc.

HARDIN COUNTY/MERIDIAN CAPITAL VENTURES

During the year ended December 31, 2013, the Company is in the process of making an offer on some property in Hardin County, TX. Meridian Capital Ventures is going to fund. As of December 31, 2013 the deal has not been finalized yet and therefore $50,000 paid for due diligence services was accounted as deposit.

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

EMPLOYEES

Paul L. Williams is our Chief Executive Officer, and Ralph “Sandy” Cunningham Jr., is our President and Chief Operating Officer, of the Company. Also, Mr. Williams and Thomas E. Lipar are on our Board of Directors, with Mr. Lipar being elected the Chairman of the Board. Richard M. Adams, the Company’s former President and Chief Executive Officers, is also a member of our Board of Directors.

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

ITEM 1A. RISK FACTORS

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

For the year ended December 31, 2013, the Company had revenues of $4,795 compared to revenues of $7,197 for the year ended December 31, 2012. During this period, the Company had a net loss of $3,916,288 and $2,885,155 for the year ended December 31, 2013 and 2012, respectively. There can be no assurance that the Company will generate positive cash flow from operations or have net income from operations in 2014 or thereafter.

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

We will need additional capital in 2014 to implement our business plan and meet our financial obligations.

At December 31, 2013, we had a working capital deficit (excess of net current liabilities over net current assets) of $13,710,962. We will need to raise additional capital during 2014 to develop the oil and gas properties and fund general corporate working capital needs. ECCE has (i) notes payable of $8,805,491, and has accrued interest of $1,825,482, that were past due as of December 31, 2013, (ii) notes payable of $897,500 of notes which is due to related parties due on June 30, 2014, and has accrued interest of $225,190, and (iii) convertible debentures of $545,000 that were payable in July 2011 and which as of December 31, 2013 has accrued interest of $224,705. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

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

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil, natural gas and NGL reserves. We base the estimated discounted future net cash flows from our proved reserves on an unweighted average of the first-day-of-the month price for each month during the 12-month calendar year and year-end costs. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

•	actual prices we receive for oil, natural gas and NGL;
•	the amount and timing of actual production;
•	the timing and success of development activities;]
•	supply of and demand for oil, natural gas and NGL; and
•	changes in governmental regulations or taxation.

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

Our success largely depends on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface fractures; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. (xi) weather related events such as hurricanes can cause disruption of deliveries or destruction of producing facilities, either on or off shore. Such damage may be to our facilities or to facilities operated by other companies needed for the delivery of our production.

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

Sales of a substantial number of shares of our common stock in the public market by stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 42,021,678 shares of common stock issued and outstanding. As of the date of this Annual Report, there are no outstanding shares of our preferred stock. Any significant downward pressure on the price of our common stock as stockholders sell their shares of our common stock could encourage short sales by others. Any such short sales could place further downward pressure on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Subsequent to the merger with Sandstone LLC, ECCE moved to 1110 NASA Parkway, Ste 311, Houston, TX 77058 and vacated the offices on 3315 Marquart Street, Ste. 206, Houston, Texas 77027. The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced September 1, 2013 years and terminates on August 31, 2014. The monthly rent increased from $1,839 to $2,011 on September 1, 2013 and will remain at that amount until the lease expires on August 31, 2014.

Our principal assets are oil and gas properties, principally an 85% working interest in potential oil and gas producing properties on 3,683 acres located in Frio County, Texas.

ITEM 3. LEGAL PROCEEDINGS

ECCE has not paid property taxes for significant portions of 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of December 31, 2013, ECCE owed $43,452 for these property taxes included in accounts payable. ECCE is currently in negotiations to settle this liability.

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

On March 12, 2014, one of the note holders sent a letter asking for payment on four notes totaling $339,130. We are in discussion with this note holder about a settlement.

On March 17, 2014, a note holder sent a letter asking for payment on a $25,000 note. ECCE is in discussions with this note holder about a settlement.

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

Quarter Ended	High Bid	Low Bid
December 31, 2013	$0.46	$0.07
September 30, 2013	$0.36	$0.25
June 30, 2013	$0.39	$0.31
March 31, 2013	$0.55	$0.26
December 31, 2012	$0.50	$0.14
September 30, 2012	$0.75	$0.14
June 30, 2012	$1.00	$0.25
March 31, 2012	$2.20	$0.41

As of March 26, 2014, ECCE has 264 shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal years ended December 31, 2013 and 2012, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below. The issuances of these equity securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. Unless otherwise noted, no sales commissions were paid.

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

On November 7, 2013, ECCE sold 40,816 shares of common stock to one individual for $0.245 per share.

On December 23, 2013 ECCE sold 100,250 shares of common stock to two individuals for $0.245 per share.

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

Preferred Stock

In addition to our common stock, we are authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001. All outstanding Series A, B, C and D shares were converted to common shares before the year ended December 31, 2012, and no shares have been reissued at year end December 31, 2013.

Warrants

On June 20, 2011, the Company granted 1,000,000 warrants in connection with the conversion of Eagle Ford’s convertible preferred shares prior to the Acquisition by Sandstone (see Note 9). The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of December 31, 2012, the Company determined that, using a lattice model, the fair value of the warrants was $188,933. The Company re-measured the warrants as of December 31, 2013 and determined the fair value to be $93,044. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $95,889 for the twelve months ended December 31, 2013.

Warrant activity during the year ended December 31, 2013 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,000,000	$0.50	$—
Granted	—		—
Exercised	—	—	—
Expired	—	—		-
Outstanding and exercisable at December 31, 2013	1,000,000	$0.50	$—

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

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period, see Note 8. As of December 31, 2013, all warrants outstanding and exercisable had an intrinsic value of $0.0, based on the trading price of Eagle Ford’s common stock of $0.29 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The summarized financial data set forth below is derived from and should be read in conjunction with our audited consolidated financial statements for fiscal years ended December 31, 2013 and 2012, including the notes to those consolidated financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue

During 2012, we generated revenue of $4,795 compared to revenue of $7,197 during 2012 (a decrease of $2,402). The decrease in revenues during 2013 compared to 2012 was attributable to a decline in total production sales from 489 barrels oil equivalent (“BOE”) in 2012 to 246 BOE in 2013, resulting from depletion of the Live Oak Field.

Operating Expenses

During 2013, we incurred operating expenses of $3,019,790 compared to $2,237,247 incurred during 2012 (an increase of $782,543). These operating expenses incurred during fiscal year ended December 31, 2013 consisted of: (i) General and administrative expenses of $952,073 (2012: $1,323,536); (ii) Depreciation, depletion and accretion of $4,998 (2012: $7,535); (iii) Impairment of oil & gas properties expense of $2,050,441 (2012: $867,245); and (iv) Lease operating expenses of $12,278 (2012: $38,931).

Salaries and compensation expenses, professional and consulting fees, and general and administrative expenses incurred during 2013 decreased overall as ECCE worked to control costs during the year. General and administrative expenses generally include corporate overhead, financial and administrative contract services, marketing, and consulting costs.

Depreciation and depletion of oil and gas properties decreased during 2013 primarily due to the decline in gas production to 1,477 mcf from 2,935 mcf for the year ended December 31, 2012. As a result of low production and low prices, the Live Oak County, TX field was impaired at year end December 31, 2012. The impairment of the Lee County well did not have any effect on depreciation due to the lack of production, and resulted in the increase in impairment expenses from $867,245 to $2,050,441 in the year ended December 31, 2013.

Our lease operating expense decreased during fiscal year ended December 31, 2013, and were $12,278 which compares to $38,931 for the year ended December 31, 2012.

Other Income (Expense)

Interest expense of $997,182 (2012: $685,752) increased by $311,430 during 2013 due to the increased debt resulting from the short-term obligations incurred in 2013 and 2012 for the purchase of our oil and gas properties, specifically the East Pearsall field, as well as debt incurred to finance working capital activities.

Unrealized gain on change in derivative value increased by $65,241 to $95,889 from $30,648 for the year ended December 31, 2013 and 2012, respectively.

Net Loss

Our net loss applicable to common stockholders for 2013 was $3,916,288 or $0.10 per share compared to a net loss of $2,885,155 or $0.08 per share for the year ended 2012 (an increase of $1,031,133) due to reason stated above.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Data

At December 31, 2013, our current assets were $36,511 and our current liabilities were $13,747,473 which resulted in a working capital deficiency (current liabilities over current assets) of $13,710,962. At December 31, 2013, our total liabilities were $13,772,275 consisting of: (i) $978,353 in accounts payable - trade; (ii) $2,202,895 in accrued expenses; (iii) $225,190 in accrued expenses – related party; (iv) $8.805,491 in notes payable to third parties, current; (v) $897,500 in short-term debt – related parties; (vi) $545,000 in convertible debentures; (vii) $93,044 in derivative liabilities; and (viii) $24,802 in asset retirement obligations.

Stockholders’ deficiency increased from $3,598,699 at December 31, 2012 to a $7,102,987 as of December 31, 2013 ($3,504,288 increase). The increase was primarily due to the current year loss which included the impairment charges for two properties.

Cash Flows from Operating Activities

Cash flows used in operations were $589,336 during the year ended December 31, 2013, compared to net cash used in operations of $1,040,988 during the prior year ended, which was an decrease in cash used in operations of $451,652, due to higher non-cash expenses of impairment charges which was partial set off by increase in loss.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $-0- during year ended December 31, 2013, compared to net cash used for investing activities of $6,451,936 during the prior year ended, which was an decrease in cash used in for the purchase of the East Pearsall field.

Cash Flows from Financing Activities

The Company received cash from financing activities of $334,000 during the year ended December 31, 2013, compared to net cash from financing activities of $7,728,650 during the prior year ended, which was an decrease in financing activities of $7,394,650 as compared to prior year. This decrease in cash from financing activities is related to the purchase of the East Pearsall field during the prior year. ECCE raised $274,000 cash from the sale of common stock, as well raising net debt by $60,000. In prior year company raised $7,000,000 by issuance of Note.

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

WORKING CAPITAL NEEDS

At December 31, 2013, we had a working capital deficit of $13,710,962. We will need to raise additional capital during 2014 to develop the oil and gas properties and fund general corporate working capital needs. ECCE has (i) notes payable of $8,805,491, and has accrued interest of $1,825,482, that were past due as of December 31, 2013, (ii) notes payable of $897,500 of notes which is due to related parties due on June 30, 2014, and has accrued interest of $225,190, and (iii) convertible debentures of $545,000 that were payable in July 2011 and which as of December 31, 2013 has accrued interest of $224,705. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

MATERIAL COMMITMENTS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Property Debt	1	$7,000,000	$—	$—	$—
Convertible Bonds	5	545,000	—	—	—
Short Term Notes	16	2,706,209	—	—	—
Asset Retirement Obligations	4	—	—	—	24,802
Total		$10,251,209	$—	$—	$24,802

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

ITEM 8. FINANCIAL STATEMENTS

The Company’s consolidated financial statements and footnotes are set forth on pages F-1 through F-26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Eagle Ford oil & Gas Corp.

League City, Texas

We have audited the accompanying consolidated balance sheet of Eagle Ford oil & Gas Corp. and its subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Ford oil & Gas Corp. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2013 and 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 26, 2014

EAGLE FORD OIL AND GAS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,802	$259,138
Accounts receivable - production	19,084	26,568
Prepaid expenses and other current assets	13,625	14,385
Total current assets	36,511	300,091

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs not subject to amortization	6,464,436	8,514,877
Pipeline transmission properties	30,839	30,839
Less accumulated depreciation and depletion	(12,498)	(7,500)
Total property and equipment, net	6,482,777	8,538216

OTHER ASSETS
Deposit	150,000	100,000
TOTAL ASSETS	$6,669,288	$8,938,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$978,353	$592,303
Accrued expenses	2,202,895	1,362,369
Accrued interest to related parties	225,190	153,390
Notes payable, current portion	8,805,491	8,772,709
Notes payable to related parties, current portion	897,500	897,500
Convertible debentures	545,000	545,000
Derivative liability- warrants, current portion	93,044	—
Total current liabilities	13,747,473	12,323,271

LONG-TERM LIABILITIES
Derivative liability - warrants	—	188,933
Asset retirement obligations	24,802	24,802
Total long term liabilities	24,802	213,735

TOTAL LIABILITIES	13,772,275	12,537,006

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 40,102,947 and 38,624,620 shares issued and outstanding as of December 31, 2013 and 2012, respectively	40,103	38,625
Additional paid-in-capital	6,740,465	6,329,943
Accumulated deficit	(13,883,555)	(9,967,267)
Total shareholders’ deficit	(7,102,987)	(3,598,699)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,669,288	$8,938,307

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2013	2012

REVENUE	$4,795	$7,197

OPERATING EXPENSES
Lease operating expenses	12,278	38,931
General and administrative expenses	952,073	1,323,536
Depreciation, depletion and accretion	4,998	7,535
Impairment of oil and gas properties	2,050,441	867,245
Total operating expenses	3,019,790	2,237,247

Net operating loss	(3,014,995)	(2,230,050)

OTHER INCOME (EXPENSE)
Interest expense	(997,182)	(685,752)
Unrealized gain on change in warrant derivative value	95,889	30,648
Total other expense	(901,293)	(655,105)

Net loss	$(3,916,288)	$(2,885,155)

Loss per common share (basic and diluted)	$(0.10)	$(0.08)

Weighted average common shares outstanding (basic and diluted)	39,330,783	35,564,377

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

 For the Two Years Ended December 31, 2013

	Common Stock				Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance, December 31, 2011	34,094,054	$34,094	$5,519,054	$(7,082,112)	$(1,528,964)

Common shares issued for cash	3,950,566	3,951	692,700	—	696,650

Common shares issued for exchange of notes payable and accrued interest	300,000	300	42,069	—	42,369

Common shares issued for services	280,000	280	76,120	—	76,400

Net loss	—	—	—	(2,885,155)	(2,885,155)
Balance, December 31, 2012	38,624,620	$38,625	$6,329,943	$(9,967,267)	$(3,598,699)

Common shares issued for cash	1,097,246	1,097	272,903	—	274,000

Common shares issued for exchange of notes payable	81,081	81	29,919	—	30,000

Common shares issued for services	300,000	300	107,700	—	108,000

Net loss	—	—	—	(3,916,288)	(3,916,288)
Balance, December 31, 2013	40,102,947	$40,103	$6,740,465	(13,883,555)	$(7,102,987)

See summary of significant accounting policies and notes to consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,916,288)	$(2,885,155)
Depreciation and depletion	4,998	7,535
Stock based compensation	108,000	76,400
Impairment of oil and gas properties	2,050,441	867,245
Unrealized gain on change in fair value of derivative liability	(95,889)	(30,649)
Amortization of original discount on notes	2,782	—
Changes in operating assets and liabilities:
Accounts receivable - production	7,484	21,607
Prepaid expenses and other current assets	760	18,375
Accounts payable, accrued expenses and deposits	1,248,376	883,654
Net cash used in operating activities	(589,336)	(1,040,988)

Cash flows from investing activities:
Purchase of oil and gas properties	—	(6,451,936)
Net cash used in investing activities	—	(6,451,936)

Cash flows from financing activities:
Proceeds from sale of common stock	274,000	696,650
Proceeds from issuance of notes payable to related parties	—	80,000
Proceeds from the issuance of notes payable	60,000	—
Proceeds from long term debt	—	7,000,000
Payments made on notes payable	—	(48,000)
Net cash provided by financing activities	334,000	7,728,650
Net change in cash and cash equivalents	(255,336)	235,726
Cash and cash equivalents, at beginning of period	259,138	23,412
Cash and cash equivalents, at end of period	$3,802	$259,138

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:
Notes Payable reclass to accounts payable	$—	$24,000
Common shares issued to settle notes payable	$30,000	$42,369

See summary of significant accounting policies and notes to consolidated financial statements

EAGLE FORD OIL AND GAS CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 For the Years Ended December 31, 2013 and 2012

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

Eagle Ford continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)..

Consolidation

The accompanying consolidated financial statements include all accounts of Eagle ford (ECCE) and its subsidiaries: Eagle Ford- East Pearsall and Sandstone. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $-0- and $2.48 per barrel oil equivalent for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 the Company in review of the development plans decided to impair the Sandstone II and Sandstone III properties and accordingly, the Company recorded an impairment to current period operations.

In applying the full cost method, ECCE performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2013 the Company in review of the development plans decided to impaired the Vick 1, Lee County, TX property and accordingly the Company recorded an impairment to current period operations

Impairment costs of $2,050,441 and $867,245 were recorded during the years ended December 31, 2013 and 2012, respectively.

Revenue and Cost Recognition

ECCE recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2013 or 2012. Costs associated with production are expensed in the period incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2013 and 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2012 through December 31, 2013, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2013, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford’s total oil and gas revenues for the both the year ended December 31, 2013 and 2012. At December 31, 2013 and 2012, Eagle Ford’s accounts receivable from its primary customer was $19,084 and $26,568, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

ECCE has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2013, the Company had not recorded any tax benefits from uncertain tax positions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013. There were no transfers of financial assets between levels during the year ended December 31, 2013. The Company held no financial assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2013.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3

Derivative liability	$93,044	$—	$—	$93,044

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at December 31, 2013 and 2012.

New Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $3,916,288 and $2,885,155 for 2013 and 2012, respectively. In addition, the Company had an accumulated deficit of $13,883,555 and a working capital deficit (excess of current liabilities over current assets) minus of $13,710,962 as of December 31, 2013. These conditions raise substantial doubt as to ability to continue as a going concern. Management is working to improve its liquidity and its results from operations by raising additional capital through purchasing producing wells, and the drilling of additional wells to improve future earnings and cash flow. The Company is also actively attempting to raise funds through debt and equity transactions, or through a merger. The consolidated financial statements do not include any adjustments that might be necessary if the Company are unable to continue as a going concern. If the Company do not obtain funding, ECCE will cease operations.

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

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 2013. All of the Company’s oil and gas properties (excluding accumulated depletion) are located in the United States.

Well Description	December 31, 2012	Additions	Impairment (including accumulated amortization and accretion)	December 31, 2013

Vick 2, Lee County, TX	$1,308,461	$—	$(1,308,461)	$—

Alexander 1, Lee County, TX	741,980	—	(741,980)	—
East Pearsall	6,464,436	—	—	6,464,436
	$8,514,877	$—	$(2,050,441)	$6,464,436

The Vick No: 1 well is currently a drilled and unevaluated well which in early 2010 had been drilled laterally several hundred feet where it intercepted a fault or fault zone and encountered a saltwater flow of approximately 250 barrels per day. The Company has a 38.75% net working interest as of December 31, 2013. The Vick No. 1 is currently shut-in. As of December 31, 2013, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well at that time. As of December 31, 2012, an impairment charge of $766,493(net of accumulated amortization and accretion) was taken against this well.

The Vick No: 2 well is currently a drilled and unevaluated well and was drilled in 2010 as a vertical well and then extended as a horizontal well. The Company has a 38.75% net working interest as of December 31, 2013. As of December 31, 2013, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well at that time. On December 31, 2013, an impairment charge of $1,308,461 (net of accumulated amortization and accretion) was taken against this well.

The Alexander No: 1 well is currently a drilled and unevaluated well. Although the well generated initial production from late 2010 to May 2011 when the operator suspended operations for technical and operations evaluation, the production to date has not been consistently sustained to establish proved reserves. As of December 31, 2013, the company does not plan to proceed with any future development of this well. However, should other information become available, ECCE may decide to further explore the development of this well at that time. The Company has a 38.75% net working interest as of December 31, 2013. On December 31, 2013, an impairment charge of $741,980 (net of accumulated amortization and accretion) was taken against this well.

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

The reserve report dated January 1, 2012 showed future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011. The reserve report dated January 1, 2013 showed reserves for future development being negative, primarily due to low natural gas prices during 2012. An impairment charge of $100,752 (net of accumulated amortization and accretion) was taken on December 31, 2012, reducing the value of the field to $0.00. The three wells are still producing, but revenue is insignificant after expenses are deducted. ECCE may owe future amounts on these wells pertaining to any attempts to improve production; however there has been no decision to make such repairs, or improvements.

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

BAYOU CHOCTAW/GFX ENERGY

On August 5, 2011, ECCE, entered into an agreement to purchase 1.5% Working Interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana from GFX Energy, Inc. (GFX). Prior to December 31, 2012, ECCE decided to not further participate in the Bayou Choctaw development. ECCE and GFX decided to use the $100,000 deposited for Bayou Choctaw as a deposit on a future, undetermined endeavor relating to the exploration of oil and gas. ECCE remains in discussion about this investment with GFX Energy, Inc., and anticipates using this balance in a future, undetermined activity.

HARDIN COUNTY/MERIDIAN CAPITAL VENTURES

During the year ended December 31, 2013, the Company is in the process of making an offer on some property in Hardin County, TX. Meridian Capital Ventures is going to fund. As of December 31, 2013 the deal has not been finalized yet and therefore $50,000 paid for due diligence services was accounted as deposit.

5.	DEBT

Debt – Related Parties

Notes Payable – Related Parties

	December 31, 2013	December 31, 2012
Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1)	$817,500	$817,500
Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1) Total:	80,000	80,000
Notes Payable – Related Parties	$897,500	$897,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to June 30, 2013 from September 30, 2013.

Accrued interest expenses on above notes to related party as of December 31, 2013 and 2012 is $225,190 and $153,390, respectively.

Interest expenses to related party for the year ended December 31, 2013 and 2012 is $71,800 and $70,342, respectively.

Notes Payable – Non-Related Parties

	December 31, 2013	December 31, 2012
Promissory note - 12% interest; due September 30, 2009; not secured (1)	$328,578	$328,578
Promissory note - 5% interest; due January 1, 2012; not secured (2).	227,131	227,131
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory notes - 6% interest; due April 1, 2011; not secured (2)	112,000	142,000
Promissory notes - 5% interest; due October 15, 2010; not secured (4)	50,000	50,000
Promissory note – 8% interest; due July 1, 2010; unsecured. (5)	25,000	25,000
Promissory note – Medallion Investment- 10% interest (6)	7,000,000	7,000,000
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	33,000	—
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	33,000	—
Total notes payable	8,808,709	8,772,709
Less: Unamortize debt discount portion	(3,218)	—
Total notes payable, net	8,805,491	8,772,709
Less: current portion of notes payable	(8,805,491)	(8,772,709)
Total notes payable – long term	$—	$—

Accrued and unpaid interest for notes payable to non-related parties at December 31, 2013 and December 31, 2012 was $1,825,482 and $976,597, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

Interest expenses to non-related party for the year ended December 31, 2013 and 2012 is $765,400 and $541,040, respectively.

(1)	Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $328,578. All principal and interest became due September 30, 2009 for 12% notes. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(2)	Pursuant to the Reverse Acquisition, the Company assumed two notes payable (i) $227,131 due on January 1, 2012 for 5% and (ii) $142,000 due on April 1, 2011 for 6% interest for drilling on the Wilson Field lease and for general corporate purposes. Neither of these notes has been repaid in cash and is in default. Eagle Ford is continuing to accrue interest on these notes at the stated rate. During the year ended December 31, 2013, the note holder agreed to convert $30,000 of note on issuance of 81,081 shares of common stock.

On March 12, 2014, the note holder demanded payment on the outstanding portion of the note totaling $339,130. We are currently in negotiations with the note holder regarding a settlement.

(3)	The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default. There has been a judgment rendered against Eagle Ford in the amount of the mortgage (see Note 11). Eagle Ford is in discussions with the lender to restructure the mortgage. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(4)	Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $50,000 from two different note holders for drilling on the Wilson Field lease and for general corporate purposes. Neither of these notes has been repaid in cash and is in default. One party has demanded payment on a $25,000 note. Eagle Ford is continuing to accrue interest on these notes at the stated rate.

(5)	Prior to the Reverse Acquisition, Eagle Ford borrowed $25,000 from a related party for general corporate purposes. The note is in default and due on demand. Eagle Ford continued to accrue interest on these notes at the stated rate. From July 20, 2011 this note holder is no longer a related party.

(6)	East Pearsall

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

(7)	On July 18, 2013, ECCE issued two Notes Payable of $33,000 each, for a combined total of $66,000 to two individuals. The notes contained a $3,000 or $6,000 total original issue discount. The notes are due on July 14, 2014, and if they are repaid within ninety days shall accrue no interest. If they are paid after 90 days, then they accrue interest at a rate of twelve percent per annum. The notes may be converted into common stock after 180 days. The Conversion Price is the lesser of $0.39 or 60% of the lowest trade in the 25 trading days previous to the conversion. The notes were not converted by January 14, 2014 and were thus convertible, but have not been converted as of the date of this report.

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

Convertible Debentures

On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition. The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default. There have been no shares issued for the interest payable as of September 30, 2013, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date. Accrued and unpaid interest was $224,705 and $159,305 at December 31, 2013 and 2012, respectively related to the convertible debentures. Interest expenses on convertible debenture for the year ended December 31, 2013 and 2012 is $65,400 for each year.

Following are maturities on convertible debentures for the next five years:

Principal Amount
2014	$545,000
Thereafter —	—
Total convertible debt	$545,000

Settlement of debt

During the year ending December 31, 2013 and 2012, ECCE converted $30,000 of note payable into 81,081 shares of common stock and $36,000 of notes payable plus $6,369 of accrued interest into 300,000 shares of common stock at a minimal gain, respectively.

6.	RELATED PARTY TRANSACTIONS

The Company has a related party loan (see Note 5 above) of $897,500 for both the years ended December 31, 2013 and 2012.

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

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31,

	2013	2012

Asset retirement obligations at beginning of year	$24,802	$24,802

Liabilities incurred from drilling	—	—

Purchase of properties	—	—

Accretion expense	—	—

Asset retirement obligations at end of year	$24,802	$24,802

8.	DERIVATIVE LIABILITY

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

As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680. The Company re-measured the warrants as of December 31, 2012 and determined the fair value to be $188,933; an evaluation at December 31, 2013 re-measured the fair value of warrants at $93,044. The decrease in fair value has been recognized as an unrealized gain on the change in derivative fair value of $95,889 for the year ended December 31, 2013.

Activity for the derivative warrant instruments during the year ended December 31, 2013 was:

	December 31, 2012	Activity During the Period	Decrease in Fair Value	December 31, 2013

Derivative warrant instruments	$188,933	$—	$(95,888)	$93,045
Total	$188,933	$—	$(95,888)	$93,045

The assumptions used in the lattice model to determine the fair value of the warrants as of December 31, 2013 are as follows:

December 31, 2013
Exercise price	$0.44-$0.48
Risk free discount rate (1)	0.26%
Volatility (2)	150%
Projected future offering price (3)	$0.17-$0.47
Stock price on measurement date	$0.34
Expected dividend yields (4)	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.
(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

9.	SHAREHOLDERS’ EQUITY

As of December 31, 2013 and 2012, there were 40,102,647 and 38,624,620 shares of common stock issued and outstanding, respectively.

Common stock sales in 2013

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

On November 7, 2013, ECCE sold 40,816 shares of common stock to one individual for $0.245 per share.

On December 23, 2013 ECCE sold 100,250 shares of common stock to two individuals for $0.245 per share.

All proceeds from stock sales were used for general corporate purposes.

Common stock issued for exchange of debt and accounts payable in 2013

On May 28, 2013, ECCE issued 81,081 shares of common stock valued at $0.37 per share to an existing debt holder in partial payment for his outstanding Note Payable.

Common stock issued for services in 2013

On April 19, 2013, ECCE paid 300,000 shares as compensation in relation to the marketing efforts of a third party. The shares were valued at $0.36 per share.

Common stock sales in 2012

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

During October, 2012 ECCE also sold 80,808 shares of common stock to two individuals at an average price of $0.25 per share.

During November, 2012 ECCE sold 1,575,099 shares to fifteen individuals at an average price of $0.25 per share.

All proceeds were used for general corporate services.

Common stock issued for exchange of debt and accounts payable in 2012

On February 23, 2012, ECCE issued 300,000 shares of common stock in exchange for nine notes payable totaling $36,000 and accrued interest of $6,369.

Common stock issued for services in 2012

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

Warrants

Warrant activity during the years ended December 31, 2013 and 2012 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2012	1,000,000	0.50	—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at December 31, 2013	1,000,000	$0.50	$—

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The warrants expire in May, 2014.

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period, see Note 8. As of December 31, 2013, all warrants outstanding and exercisable had an intrinsic value of $0.00, based on the trading price of Eagle Ford’s common stock of $0.29 per share.

10.	INCOME TAXES

Until the merger in June 2011, the Company was structured as partnerships, with all federal income tax liabilities and benefits passed through to the partners. However, the partnerships were subject to the Texas margin taxes.

As of December 31, 2013, ECCE had accumulated net operating losses, and therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward and will expire in the year 2032.

At December 31, 2013, the deferred tax assets consisted of the following:

2013
Deferred tax assets
Net operating losses carry-forward	$634,489
Impairment of oil and gas properties	697,049
Total Deferred tax assets	1,331,538
Less: valuation allowance	(1,331,538)
Net deferred tax asset	$—

The change in the valuation allowance for the years ended December 31, 2013 totaled $1,331,538.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows as of December 31, 2013:

2013
Statutory federal income tax rate	(34.0%)
State income taxes and other	—
Valuation allowance	34.0%
Effective tax rate	—

11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

ECCE has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of December 31, 2013, ECCE owed $43,452 for these property taxes shown under accounts payable. ECCE is currently in negotiations to settle this liability.

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

On March 12, 2014, one of the note holders sent a letter asking for payment on four notes totaling $339,130. We are in discussion with this note holder about a settlement.

On March 17, 2014, a note holder sent a letter asking for payment on a $25,000 note. ECCE is in discussions with this note holder about a settlement.

Operating Leases

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminated on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839 on September 1, 2012, and will remain at that amount until the lease expires on August 31, 2013. On August 31, 2013, ECCE renewed the lease for at another twelve months at a rate of $2,011 per month.

Year 2014: $18,100.

12.	SUBSEQUENT EVENTS

On January 24, 2014, ECCE sold 122,324 shares of common stock to four investors for proceeds of $20,000.

On January 31, 2014, ECCE sold 61,162 shares of common stock to an individual for proceeds of $10,000.

On March 12, 2014, ECCE sold 1,735,310 shares of common stock to six investors for proceeds of $250,000.

All proceeds from above stock sales were used for general corporate services

On January 14, 2014, ECCE borrowed $10,000 from Thomas Lipar, the Chairman of the Board of ECCE, in a note expiring on July 13, 2015. The note carries an interest rate of 8.00% per annum.

On March 12, 2014, one of the note holders sent a letter asking for payment on four notes totaling $339,130. We are in discussion with this note holder about a settlement.

On March 17, 2014, a note holder sent a letter asking for payment on a $25,000 note. ECCE is in discussions with this note holder about a settlement.

In March 2104, ECCE began the process of creating a subsidiary for the purpose of operating oil and gas wells. This subsidiary would bear the responsibility of performing such tasks as necessary in the operation of any new wells purchased or drilled.

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

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2012	—	—
Impairment of oil and gas properties	—	—
Purchase of oil and gas properties	—	—
Production	—	—
Balance, December 31, 2013	—	—

Proved developed as of December 31, 2013	—	—

Proved developed as of December 31, 2012	—	—

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the ECCE’s oil and gas producing activities and the related accumulated depletion as of December 31, 2013:

2013
Proved properties	—
Less accumulated depletion	—
Net capitalized costs	$—

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2013:

2013
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

Reserves and pricing were calculated by a qualified independent engineer.

Standardized Measure of Discounted Future Net Cash Flow

2013

Future cash inflows at December 31,	$0.00
Future costs-
Operating	(0.00)
Development and abandonment	(0.00)
Future net cash flows before income taxes	0.00
Future income taxes	—
Future net cash flows before income taxes	0.00
Discount at 10% annual rate	(0.00)
Standardized measure of discounted future net cash flows	$0.00

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2013

2013

Beginning of the year	—
Purchase of minerals in place	—
Extensions, discoveries and improved recovery	—
Revision of quantity estimates	—
Sales of minerals in place	—
Net change in prices and production costs (Impairment)	—
Accretion of discount	—
Sales, net of production costs	—
Previously estimated development costs incurred during the period	—
Change in future development costs	—
Net change in future income taxes	—
Ending of year	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the level of operations we experienced in 2013 and were operating at the reasonable assurance level. However, as we grow, we will need to enhance our controls. We intend to take measures in 2014 that will enhance controls over various functions of our operations so as to insure the level of such controls is effective in the future.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2013 as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we are developing an implementation plan in be put in place whereby in 2013 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Paul Williams	50	Chief Executive Officer and a Director
R. Sandy Cunningham	52	President and Chief Operating Officer
Rick Adams	44	Director
Thomas Lipar	63	Chairman of the Board of Directors
N. Wilson Thomas	59	Chief Financial Officer

Paul Williams was appointed Chief Executive officer of Eagle Ford Oil & Gas Corp on June 21, 2012 upon completion of the merger with Sandstone LLC. R. “Sandy” Cunningham was appointed President and Chief Operating Officer at the same date.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors and officers. The Code is filed as an exhibit to this Annual Report. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 2951 Marina Bay Drive, Suite 130-369, League City, Texas 77573.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer and chief financial officer for fiscal year ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)
Paul Williams,	2013	177,480	—	—	—	—	—	—	177,480
Director/ CEO	2012	228,960	—	—	—	—	—	—	228,690

R. Sandy Cunningham	2013	177,480	—	—	—	—	—	—	177,480
Pres/COO	2012	228,960	—	—	—	—	—	—	228,960

N. Wilson Thomas	2013	76,320	—	—	—	—	—	—	76,320
CFO	2012	76,320	—	—	—	—	—	—	36,000

Totals 2013		431,280	—	—	—	—	—	—	431,280

Totals 2012		534,240	—	—	—	—	—	—	534,420

GRANTS OF PLAN-BASED AWARDS

The Company has reserved 100,000 shares of our common stock for issuance under the Plan. No securities or options have been issued pursuant to the Plan. No options have been issued to the named executive officers under the Plan or any other plan.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with any of its executive officers.

DIRECTOR COMPENSATION

During fiscal year ended December 31, 2013, we did not pay any compensation to our directors for their respective position on the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock and our Series A Preferred Stock (our only class of preferred stock that has voting rights) by each stockholder known by us to be the beneficial owner of more than 5% of our common stock by each of our directors, our Named Executive Officers, and our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares, except as otherwise indicated. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of the date of this Annual Report, there are 42,021,678 shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares of Common Stock and Percentage of Voting Power
	No.		%
Directors & Officers
Paul Williams	3,306,061		7.88

R. Sandy Cunningham	3,306,061		7.88

Richard Adams	501,000		1.19

Thomas Lipar	9,134,810		21.77

N. Wilson Thomas	347,500		0.83

	—		—
All executive officers & directors as a group (5 persons)	16,595,432		39.55

Beneficial Owners of more than 5%
Safari Adventure Productions, Inc.	3,309,671	(2)	7.88

(1)	Unless otherwise indicated, the physical business address of the individuals listed is 1110 NASA Parkway, Ste. 311, Houston TX 77058.
(2)	Safari Adventure Productions, Inc., Beneficial and Indirect Beneficial shareholder (10% or more). Safari Adventure Productions, Inc. received 1,122,175 shares of EFOGC as a direct beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in all three of the Sandstone Energy partnerships in August 2011. In addition, Safari Adventure Productions obtained 2,187,496 shares at the time of the merger as a result of its shared ownership in Sandstone Energy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Paul Williams, Chief Executive Officer, Board Member and Indirect Beneficial shareholder (10% or more). Mr. Williams received shares of EFOGC via Valor Interest Partners as an indirect beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in Sandstone Energy Partners I, L.L.C. in August 2011.

Ralph “Sandy” Cunningham, President and Chief Operating Officer, and Indirect Beneficial shareholder (10% or more). Mr. Cunningham received shares of EFOGC via Valor Interest Partners as an indirect beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in Sandstone Energy Partners I, L.L.C. in August 2011.

Thomas Lipar, Chairman of the Board and Indirect Beneficial shareholder (10% or more). Mr. Lipar received shares of EFOGC via TDLOG, L.L.C. as an indirect beneficial owner due to the EFOGC acquisition of the remaining 50% member interest in Sandstone Energy Partners II, L.L.C. in August 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2013, we incurred approximately $90,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2012 and for the review of our consolidated financial statements for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

During 2013, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Certificate of Amendment to Articles of Incorporation (2)

3.1.2	First Amended Certificate of Designation of Convertible Series B Preferred Stock (4)

3.1.3	First Amended Certificate of Designation of Convertible Series C Preferred Stock (5)

3.1.4	First Amended Certificate of Designation of Convertible Series D Preferred Stock (5)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Agreement and Plan of Merger among Samurai Energy Corp. and ECCO Energy Corp. dated June 26, 2006 (2)

4.3	Assignment, Conveyance, and Bill of Sale with respect to 37% working interest in Wilson Wells (3)

10.1	2005 Directors, Officer and Consultants Stock Option, Stock Warrants and Stock Awards Plan (4)

14.1	Code of Ethics (7)

14.2	Whistleblower Policy (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(31)

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(31)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on December 7, 2005.
(2)	Incorporated by reference to our Report on Form 8-K filed with the SEC on June 30, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 20, 2006.
(4)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 5, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 11, 2008.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2008.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 9, 2008.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2009.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2009
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 26, 2009.
(13)	Incorporated by reference to our Current Report on S-8 filed with the SEC on June 26, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2009.
(15)	Incorporated by reference to our Current Report on Form Def-14C with the SEC on July 6, 2010.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2010.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 20, 2010.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 30, 2010.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 21, 2011.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 24, 2011.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 20, 2011.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 12, 2011.
(24)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 19, 2011.
(25)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on October 5, 2011.
(26)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 3, 2011.
(27)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on November 4, 2011.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2011.
(29)	Incorporated by reference to our Current Report on Form 8-KA filed with the SEC on November 16, 2011.
(30)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2011.
(31)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE FORD OIL AND GAS CORP.

Dated: March 26, 2014	By:	/s/ Paul Williams
Paul Williams Chief Executive Officer and Director

Dated: March 26, 2014	By:	/s/ N. Wilson Thomas
N. Wilson Thomas/Chief Financial Officer and Principal Accounting Officer

