Form 10-Q
period 2014-03-31
Eagle Ford Oil & Gas Corp
filed 2014-05-15
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

42,021,745 shares of the registrant’s common stock were outstanding as of May 15, 2014.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$83,717	$3,802
Accounts receivable - production	16,457	19,084
Prepaid expenses and other current assets	6,519	13,625
Total current assets	106,693	36,511

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs not subject to amortization	6,484,307	6,464,436
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(13,748)	(12,498)
Total property and equipment, net	6,501,398	6,482,777

OTHER ASSETS
Deposits	175,000	150,000

TOTAL ASSETS	$6,783,091	$6,669,288

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$1,018,204	$978,353
Accrued expenses	2,458,954	2,202,895
Accrued interest to related parties	243,311	225,190
Notes payable, current portion	8,742,709	8,805,491
Notes payable to related parties, current portion	907,500	897,500
Convertible debentures	588,728	545,000
Derivative liability – notes, current portions	137,313	—
Derivative liability – warrants, current portions	11,525	93,044
Total current liabilities	14,108,244	13,747,473

LONG-TERM LIABILITIES
Asset retirement obligations	24,802	24,802
Total long term liabilities	24,802	24,802

TOTAL LIABILITIES	14,133,046	13,772,275

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 42,021,745 and 40,102,947 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	42,022	40,103
Additional paid-in-capital	7,018,546	6,740,465
Accumulated deficit	(14,410,523)	(13,883,555)
Total shareholders’ deficit	(7,349,955)	(7,102,987)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,783,091	$6,669,288

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31,
	2014	2013

REVENUE	$1,160	$1,357

OPERATING EXPENSES
Lease operating expenses	3,787	2,772
General and administrative expenses	239,503	229,796
Depreciation, depletion and accretion	1,250	1,248
Total operating expenses	244,540	233,816

Net operating loss	(243,380)	(232,459)

OTHER INCOME (EXPENSE)
Interest expense	(250,066)	(245,605)
Amortization of debt discount on convertible notes	(16,490)	—
Loss on change in fair value of notes derivative liability	(98,551)	—
Gain (loss) on change in fair value of warrant derivative liability	81,519	(51,536)
Total other (expense)	(283,588)	(297,141)
Net loss attributable to common shareholders of Company	$(526,968)	$(529,600)

Loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	40,645,256	38,639,906

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three months ended March 31, 2014

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, December 31, 2013	40,102,947	$40,103	$6,740,465	$(13,883,555)	$(7,102,987)

Common shares issued for cash	1,918,798	1,919	278,081	—	280,000

Net loss	—	—	—	(526,968)	(526,968)

Balance, March 31, 2014	42,021,745	$42,022	$7,018,546	$(14,410,523)	$(7,349,955)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(526,968)	$(529,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible notes	16,490	—
Depreciation and depletion	1,250	1,248
Unrealized gain on change in derivative value	17,032	51,536
Amortization of original discount on notes	3,218	—
Changes in operating assets and liabilities:
Accounts receivable – production	2,627	1,415
Prepaid expenses and other current assets	(17,894)	6,438
Accounts payable – trade	39,851	(50,643)
Accrued expenses	274,180	277,252
Net cash used in operating activities	(190,214)	(242,354)

Cash flows from investing activities:
Purchase of oil and gas properties	(19,871)	—
Net cash used in investing activities	(19,871)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	10,000	—
Proceeds from sale of common stock	280,000	30,000
Net cash provided by financing activities	290,000	30,000

Net increase (decrease) in cash and cash equivalents	79,915	(212,354)
Cash and cash equivalents, at beginning of period	3,802	259,138
Cash and cash equivalents, at end of period	$83,717	$46,784

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:
Notes payable reclass to convertible notes	$66,000	$—
Debt discount on convertible notes	$38,762	$—

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013

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

Sandstone Energy, L.L.C.’s principal assets at the date of the Reverse Acquisition were 50% membership interests in each of Sandstone Energy Partners I, L.L.C. (“SSEP1”), Sandstone Energy Partners II, L.L.C. (“SSEP2”) and Sandstone Energy Partners III, L.L.C. (“SSEP3”). On August 8 and August 11, 2011, Eagle Ford acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302 in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford obtained 100% of the interests in these ventures, which were subsequently closed.

Eagle Ford continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2013.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

The Company’s unaudited condensed consolidated financial statements include all accounts of Eagle Ford (ECCE) and its subsidiaries: Eagle Ford – East Pearsall, Sandstone LLC and Eagle Ford Operating. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of March 31, 2014.

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

The following table describes changes in our asset retirement obligation during the three months ended March 31, 2014 and the year ended December 31, 2013.

	Three months Ended March 31, 2014	For the Year Ended December 31, 2013
ARO liability at beginning of period, current and noncurrent	$24,802	$24,802
Liabilities incurred from acquisitions	—	—
Accretion	—	—
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2014 and December 31, 2013, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. At March 31, 2014, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford's total oil and gas revenues for each of the three months ended for both March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, Eagle Ford's accounts receivable from its primary customer was $16,457 and $19,084, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford's production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2014, the Company did not identify any uncertain tax positions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014. There were no transfers of financial assets between levels during the three months ended March 31, 2014.

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2014
	2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$11,525	$—	$—	$11,525
Derivative liability - Notes	$137,313	$—	$—	$137,313

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at March 31, 2014 and December 31, 2013.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated all transactions from March 31, 2014 through the issuance date of the financial statements for subsequent event disclosure consideration.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2014, Eagle Ford incurred a net loss attributable to common shareholders of $526,968. During the three months ended March 31, 2014, operating expenses included interest expenses and non cash expenses related to the derivative liability. At March 31, 2014 and December 31, 2013, the Company had a working capital deficit (current liabilities minus current assets) of $14,001,551 and $13,710,962, respectively, and held cash and cash equivalents of $83,717 and $3,802, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

4. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the three months ended March 31, 2014. All of the Company’s oil and gas properties are located in the United States.

Well Description	December 31, 2013	Additions	Impairment/ Dispositions	March 31, 2014

East Pearsall, Frio Co. TX	$6,464,436	$19,871	$—	$6,484,307
	$6,464,436	$19,871	$—	$6,484,307

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C., a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs. ECCE has attempted to raise funds in order to develop this field since the time of purchase. The total investment to date in this field totals $6,484,307 (out of which $27,121 is unpaid). As of the date of this filing, ECCE has not been able to raise the needed funds for drilling.

ECCE is proceeding with obtaining drilling permits, site surveys and other necessary prerequisites to drill the required wells. The Company’s plans to drill wells on certain leases have been delayed by events outside the Company’s control, which the Company believes constitute events of force majeure under certain agreements to which the Company is a party.  The Company has provided notice of these events of force majeure to the other parties to the relevant contracts.  Those parties disagree that the events in question constitute events of force majeure.  Instead, they believe the Company has, by not meeting a drilling deadline, breached one or more of the agreements and that the Company should, as a result, relinquish its interest in a certain lease(s).  Negotiations are ongoing.

LIVE OAK COUNTY, TEXAS

In August 2010, ECCE purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of two wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000. The Dena Forehand #2H, the Kellam #2H and the Hammon 1H were drilled and completed and production began during late 2010 and early 2011 and classified as proved reserves. Subsequent production has proven to be well below expectations, and ECCE does not intend to pursue additional investments in this field. As of the date of this report, the wells in Live Oak County continue to have minimal gas production.

The reserve report dated January 1, 2011 showed future reserves substantially below the prior year’s report. Therefore an impairment charge of $116,029 was taken on December 31, 2011. The reserve report dated January 1, 2013 showed reserves for future development being negative, primarily due to low natural gas prices during 2013. An impairment charge of $100,752 (net of accumulated amortization and accretion) was taken on December 31, 2013, reducing the value of the field to $0.00. The three wells are still producing, but revenue is insignificant after expenses are deducted. ECCE may owe future amounts on these wells pertaining to any attempts to improve production; however there has been no decision to make such repairs, or improvements.

OHIO PIPELINE

In October 2008, ECCE acquired a gas pipeline (“Pipeline”) approximately 13 miles in length located in Jefferson and Harrison Counties, Ohio. The Pipeline was purchased from M- J Oil Company of Paris, Ohio, an unaffiliated third party, by issuing a mortgage note for $1,000,000. The mortgage note bears an 8% annual interest rate. The mortgage is secured by the Pipeline assets. The mortgage was due on March 31, 2010, at which time, the entire unpaid balance of principal and accrued interest was to have been paid. The pipeline services oil and gas properties owned by Samurai Corp, an affiliated company.

On February 27, 2009, ECCE entered into an agreement to buy oil and gas producing properties in Ohio, from Samurai Corp, an affiliated company owned by Sam Skipper, who was President of ECCE at that time. Upon further review, due to market conditions pertaining to the price of oil and gas, both Samurai and ECCE decided that the transaction was not in the best interest of shareholders of either company. Therefore, on April 13, 2009 the Board of Directors of both companies decided to terminate the transaction.

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

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated. On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on March 31, 2009. As of this date, we have not reached a satisfactory agreement with the lender. M-J Oil Company has taken legal action to pursue the judgment in the State of Texas, filing a lawsuit in the State of Texas in April, 2014.

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

HARDIN COUNTY/MERIDIAN CAPITAL VENTURES

During the year ended December 31, 2013, the Company is in the process of making an offer on some property in Hardin County, TX. Meridian Capital Ventures is going to fund. As of March 31, 2014 the deal has not been finalized yet and therefore $50,000 paid for due diligence services was accounted as deposit.

A $25,000 balance is due for various legal, accounting and administrative expenses incurred by the financing firm in connection with the due diligence review of the property to be purchased.

Eagle Ford Oil & Gas Operating Company

During March, 2014, ECCE began the process of registering a new subsidiary, Eagle Ford Oil & Gas Operating Company. The new subsidiary will be responsible for any drilling and related production activities of the company. As of the date of this report, the subsidiary has no assets or liabilities.

5. DEBT

Notes Payable – Related Parties

	March 31, 2014	December 31, 2013
Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1)	$817,500	$817,500

Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1)	10,000	—

Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1) Total: Notes Payable – Related Parties	80,000	80,000

	$907,500	$897,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to June 30, 2014 from September 30, 2013.

Accrued interest expenses on the above notes to the related party as of March 31, 2014 and December 31, 2013 is $243,311 and $225,190, respectively.

Interest expenses to related party for the month ended March 31, 2014 and 2013 is $18,121 and $17,950, respectively.

Notes Payable – Non-Related Parties

	March 31, 2014	December 31, 2013
Promissory note - 12% interest; due March 31, 2009; not secured (1)	$328,578	$328,578
Promissory note - 5% interest; due January 1, 2012; not secured (2).	227,131	227,131
Pipeline mortgage - 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory notes - 6% interest; due April 1, 2011; not secured (2)	112,000	112,000
Promissory notes - 5% interest; due October 15, 2010; not secured (4)	50,000	50,000
Promissory note to a former Director – 8% interest; due July 1, 2010; unsecured. (5)	25,000	25,000
Promissory note – Medallion Investment- 10% interest (6)	7,000,000	7,000,000
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	—	33,000
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	—	33,000
Total notes payable	8,742,709	8,808,709
Less: Unamortize debt discount portion	—	(3,218)
Total notes payable, net	8,742,709	8,805,491
Less: current portion of notes payable	(8,742,709)	(8,805,491)
Total notes payable – long term	$—	$—

Accrued and unpaid interest for notes payable to non-related parties at March 31, 2014 and December 31, 2013 was $2,037,853 and $1,825,482 respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to non-related party for the three months ended March 31, 2014 and 2013 is $212,371 and $211,171, respectively.

(1)

Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $328,578. All principal and interest became due September 30, 2009 for 12% notes. This note has not been repaid and is in default. No demand has been made for payment. Eagle Ford is continuing to accrue interest on this note at the stated rate.

(2)	Pursuant to the Reverse Acquisition, the Company assumed two notes payable (i) $227,131 due on January 1, 2012 for 5% and (ii) $142,000 due on April 1, 2011 for 6% interest for drilling on the Wilson Field lease and for general corporate purposes. Neither of these notes has been repaid in cash and is in default. Eagle Ford is continuing to accrue interest on these notes at the stated rate. During the year ended December 31, 2013, the note holder agreed to convert $30,000 of note on issuance of 81,081 shares of common stock. On March 12, 2014, the note holder demanded payment on the outstanding portion of the note totaling $339,131 (see Note 8). The note holder has demanded payment, and we are currently in negotiations regarding a settlement.

(3)	The entire unpaid balance of principal and accrued interest was due on September 30, 2009. No payments have been made and this mortgage note is in default. There has been a judgment rendered against Eagle Ford in the amount of the mortgage (see Note 8). Eagle Ford is in discussions with the lender to restructure the mortgage. Eagle Ford is continuing to accrue interest on this note at the stated rate. In April, 2014, the note holder began the process to move the judgment to Texas courts.

(4)	Pursuant to the Reverse Acquisition, the Company assumed these notes payable totaling $50,000 from two different note holders for drilling on the Wilson Field lease and for general corporate purposes. Neither of these notes has been repaid in cash and is in default. One party has demanded payment on a $25,000 note. Eagle Ford is continuing to accrue interest on these notes at the stated rate (see Note 8).

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

The overriding royalty interest shall be free and clear of all costs except production taxes. The ORRO will apply to any renewals, extensions, etc. of existing leases and to any new leases acquired within the Area of Mutual Interest. ECCE must satisfy all drilling obligations or otherwise default to the terms included in the final transaction documents. MOC shall have all rights under the SPE documents, including but not limited to the right to foreclose on its lien and security interest and obtain all rights to the Leases. ECCE agreed to reimburse MOC for any legal hours it occurred, up to $10,000.

Included in the AMAC financing agreement, ECCE agrees to cause the drilling of at least one oil and gas well on or prior to 12 months from the date hereof and obtain drilling funds of at least $21,500,000 with a satisfactory drilling partner within three months of the date hereof, or December 4, 2012.

On October 22, 2012, MOC agreed to modify the agreement with ECCE relating to the issue relating to the date for raising drilling funds. ECCE needed to raise $10,500,000 for drilling funds by December 4, 2012, instead of the $21,500,000 in the original agreement. As of the date of this report, ECCE has failed to raise the necessary drilling funds. This caused the company to be in default, and as a result, the note has been reclassified from a long term to short term liability As of the date of this report, MOC has taken no action relating to the failure to raise these funds and has verbally agreed to work with ECCE in order to obtain financing.

(7)	Re-class to convertible note (refer below for further details).

Convertible Debentures and Notes Payable

	March 31, 2014	December 31, 2013
Convertible debentures (1)	$545,000	$545,000
Convertible notes payable (2)	66,000	—
Total convertible debentures and notes payable	611,000	545,000
Unamortized debt discount on convertible notes payable	(22,272)	—
Total: Convertible debentures and notes payable – net	588,728	545,000
Less: current portion of convertible debentures and notes payable	(588,728)	(545,000)
Total convertible debentures and notes payable – long term	$—	$—

(1)	On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition. The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default. There have been no shares issued for the interest payable as of March 31, 2014, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date. Accrued and unpaid interest was $241,055 and $224,705 at March 31, 2014 and December 31, 2013, respectively related to the convertible debentures. Interest expenses on convertible debenture for the three months ended March 31, 2014 and 2013 is $16,350 for each quarter.

(2)	On July 18, 2013, ECCE issued two Notes Payable of $33,000 each, for a combined total of $66,000 to two individuals. The notes contained a $3,000 or $6,000 total original issue discount. The notes are due on July 14, 2014, and if they were repaid within ninety days from date of issue, then no interest would accrue. If they were paid after 90 days, then they accrued interest at a rate of twelve percent per annum, due on that date. The notes could be converted into common stock after 180 days, which occurred on January 14, 2014 The Conversion Price is the lesser of $0.39 per share or 60% of the lowest trade in the 25 trading days previous to the conversion. The Note accrues interest at a rate of 12% per annum and matures on July 13, 2014.

The Company identified embedded derivatives related to the Convertible Note entered into on January 13, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of $38,762 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value.

The initial fair value of the embedded debt derivative of $38,762 was allocated as a debt discount and derivatives liability.

The fair value of the described embedded derivative of $137,313 at March 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.28%;

(2) dividend yield of	0%;

(3) volatility factor of	183%;

(4) an expected life of the conversion feature of	6 months, and

(5) estimated fair value of the company’s common stock of	$0.25 per share.

At March 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $98,551 for the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company amortized $16,490 of debt discount to current period operations as financing expense.

6. DERIVATIVE LIABILITY- WARRANTS

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680, which had been reduced to $93,044 by December 31, 2013. The Company re-measured the warrants as of March 31, 2014 and determined the fair value to be $11,525. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $81,519 and loss of $51,536 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Activity for the derivative warrant and note instruments during the three months ended March 31, 2014 was:

	December 31, 2013	Activity During the Period	Decrease in Fair Value	March 31, 2014
Derivative warrant instruments	$93,044	$—	$81,519	$11,525
Total	$93,044	$—	$81,519	$11,525

The assumptions used in the lattice model to determine the fair value of the warrants as of December 31, 2013 and March 31, 2014 were as follows:

	December 31, 2013	March 31, 2014
Exercise price	$0.45-$0.48	$0.39-$0.42
Risk free discount rate (1)	0.21%	0.28%
Volatility (2)	181%	133%
Projected future offering price (3)	$0.17-$0.47	$0.17-$0.47
Stock price on measurement date	$0.29	$0.25
Expected dividend yields (4)	None	None

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(2)	The volatility factor was determined by management using the historical volatilities of the Company’s stock.

(3)	Projected future offering price is based on 12 month historical trading range.
(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

7. SHAREHOLDERS’ EQUITY

As of March 31, 2014 and December 31, 2013, there were 42,021,745 and 40,102,947 shares of common stock issued and outstanding, respectively.

Common stock sales

On January 14, 2014, ECCE sold 183,488 shares of common stock to several individuals for $0.1635 per share.

On March 12, 2014, ECCE sold 1,735,310 shares of common stock to several individual for $0.144 per share.

All proceeds from stock sales were used for general corporate purposes.

Warrants

Warrant activity during the three months ended March 31, 2014 is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable at March 31, 2014	1,000,000	$0.50	$—

The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. See Note 6. As of March 31, 2014, all warrants outstanding and exercisable had an intrinsic value of $0, based on the trading price of Eagle Ford’s common stock of $0.25 per share and average life of 0.16 years, expiring on May 20, 2014.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment of $1,000,000 against Eagle Ford (f/k/a ECCO Energy) for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). Eagle Ford is in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on March 31, 2009. As of the date of this filing, the Company has not reached a satisfactory agreement with the lender, although a settlement is being actively pursued. In April, 2014, M-J commenced legal action to move the judgment from Ohio to Texas courts.

Eagle Ford has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of March 31, 2014, Eagle Ford owed $43,452 for these property taxes. ECCE is currently in negotiations to settle this liability.

On March 12, 2014, one of the note holders sent a letter asking for payment on four notes totaling $339,130. We are in discussion with this note holder about a settlement.

On March 17, 2014, a note holder sent a letter asking for payment on a $25,000 note. ECCE is in discussions with this note holder about a settlement.

Operating Leases

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminated on August 31, 2013. The monthly rent increased from $1,781 on September 1, 2011 to $1,839 on September 1, 2012, and will remain at that amount until the lease expires on August 31, 2013. On August 31, 2013, ECCE renewed the lease for at another year at a rate of $2,011 per month.

Year 2014: $10,055

9. SUBSEQUENT EVENTS

East Pearsall Field

ECCE is proceeding with obtaining drilling permits, site surveys and other necessary prerequisites to drill the required wells. The Company’s plans to drill wells on certain leases have been delayed by events outside the Company’s control, which the Company believes constitute events of force majeure under certain agreements to which the Company is a party.  The Company has provided notice of these events of force majeure to the other parties to the relevant contracts.  Those parties disagree that the events in question constitute events of force majeure.  Instead, they believe the Company has, by not meeting a drilling deadline, breached one or more of the agreements and that the Company should, as a result, relinquish its interest in a certain lease(s).  Negotiations are ongoing.

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

RECENT DEVELOPMENTS

Business Acquisitions

On June 20, 2011, pursuant to a Purchase Agreement, Eagle Ford acquired all of the membership interests of Sandstone Energy, L.L.C. (“Sandstone”) in exchange for 17,857,113 shares of common stock of Eagle Ford (the “Reverse Acquisition”). Following the Reverse Acquisition, the shares issued to the former owners of Sandstone constituted 82% of the Company’s common stock. Sandstone Energy, L.L.C.’s principal assets at the date of the Acquisition were 50% membership interests in each of Sandstone Energy Partners I, L.L.C. (“SSEP1”), Sandstone Energy Partners II, L.L.C. (“SSEP2”) and Sandstone Energy Partners III, L.L.C. (“SSEP3”). On August 8 and August 11, 2011, Eagle Ford acquired the remaining 50% interests in each of SSEP1, SSEP2 and SSEP3 with an accumulated deficit of $1,443,302 in exchange for 8,970,120 shares of Eagle Ford common stock. Eagle Ford now owns 100% of the interests in these ventures. Subsequent to the merger, SSEP1, SSEP2 and SSEP3 were closed.

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

Oil & Gas Properties

On December 31, 2013, ECCE decided that the economics of continuing development of the Lee County wells, Alexander 1 and Vick No. 2 required an impairment charge. As a result, the entire value of those two wells was impaired on that date. At this time, ECCE does not feel that continuing any work on these wells would provide an economic return.

Prior to the Reverse Acquisition, in August 2010, Eagle Ford purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of three wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000 plus potential additional expenses related to the drilling. The wells were drilled and completed and production began during November and December 2010 and classified as proved reserves. As of the date of this report, the wells in Live Oak County continue to have minimal oil and gas production. We do not anticipate any further drilling in this field, but may owe some amounts for past and future maintenance and repairs.

On August 5, 2011, ECCE, entered into an agreement to purchase 1.5% Working Interest in the Bayou Choctaw Project located in Iberville Parish, Louisiana from GFX Energy, Inc. (GFX). Prior to December 31, 2011, ECCE decided to not further participate in the Bayou Choctaw development. ECCE and GFX decided to use the $100,000 deposited for Bayou Choctaw as a deposit on a future, undetermined endeavor relating to the exploration of oil and gas. Negotiations are underway as how to proceed with this deposit.

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs. ECCE is attempting to raise funds in order to develop this field. The total investment to date in this field totals $6,484,307 (out of which $32,307 is unpaid).

ECCE is proceeding with obtaining drilling permits, site surveys and other necessary prerequisites to drill the required wells. The Company’s plans to drill wells on certain leases have been delayed by events outside the Company’s control, which the Company believes constitute events of force majeure under certain agreements to which the Company is a party.  The Company has provided notice of these events of force majeure to the other parties to the relevant contracts.  Those parties disagree that the events in question constitute events of force majeure.  Instead, they believe the Company has, by not meeting a drilling deadline, breached one or more of the agreements and that the Company should, as a result, relinquish its interest in a certain lease(s).  Negotiations are ongoing.

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

Three months Ended March 31, 2014 Compared to Three months Ended March 31, 2013

For the three months ended March 31, 2014, Eagle Ford recognized revenue of $1,160, a decrease of $197 compared to revenue of $1,357 during the three months ended March 31, 2013. The decrease in revenues for the three months ended March 31, 2014 is primarily due to the net decreased production from the Live Oak County Wells despite an increase in price received per mcf. During the three months ended March 31, 2014, we sold no barrels of oil and 307 Mcf of natural gas at an average price of $4.05 per Mcf. During the three months ended March 31, 2013, we sold no oil and approximately 478 mcf of natural gas at an average price of $2.98 per Mcf.

For the three months ended March 31, 2014, we incurred operating expenses of $244,540, an increase of $10,724 compared to $233,816 for the three months ended March 31, 2013.

Other expenses decreased by $13,553 in total, to $283,588 from $297,141 for the three months ended March 31, 2014 and 2013, respectively. The decreased in other expenses is due to a gain on change in derivative value by $133,055 on the warrant derivative offset by a loss of $98,551 on the notes derivative calculation, a loss of $16,490 on the amortization of debt discount and interest expenses increased by $4,461 due to interest expense on the payable on additional notes payable.

Our net loss for the three months ended March 31, 2014 was $526,968, a decrease of $2,632 compared to a net loss of $529,600 for the three months ended March 31, 2013, due to the reasons noted above, primarily due to derivative value changes.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2014

At March 31, 2014, our current assets were $106,693 and our current liabilities were $14,108,244, which resulted in a working capital deficiency of $14,001,551. At March 31, 2014, our total liabilities were $14,133,046 consisting of: (i) $1,018,204 in accounts payable - trade; (ii) $2,458,954 in accrued expenses; (iii) $243,311 in accrued interest – related party; (iv) $8,742,709 in notes payable to third parties, short term; (v) $907,500 in short-term debt – related parties; (vi) $588,728 in convertible debt; (vii) $11,525 in derivative liabilities for warrants; (viii) $137,313 in derivative liabilities for notes; and (ix) $24,802 in asset retirement obligations.

Stockholders’ deficit increased from $7,102,987 at December 31, 2013 to a deficit of $7,349,955 as of March 31, 2014. This deficit was increased by the loss from operations for the first three months of 2014.

Cash Flows

Cash Flows from Operating Activities

Cash used in operations equaled $190,214 during the three months ended March 31, 2014, compared to net cash used in operations of $242,354 during the prior year period, which was a decrease in cash used in operations of $52,140, primarily due increase in accounts payable trade and changes in the unrealized gains on derivatives.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $19,871 during the three months ended March 31, 2014, compared to net cash used in investing activities of $0 during the prior year period. The $19,871 represented the cost of a site survey on the East Pearsall property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $290,000 during the three months ended March 31, 2014, compared to net cash received from financing activities of $30,000 during the prior year period, which was an increase from financing activities of $260,000.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor's report on our December 31, 2013 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At March 31, 2014, we had a working capital deficit of $14,001,551. We will need to raise additional capital during 2014 to fund general corporate working capital needs, which includes principal and accrued interest on current and past due notes payable and convertible bonds totaling $12,855,267. We will also need to raise funds to meet commitments with respect to East Pearsall or future wells on that and other prospects.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, outside of any items related to the drilling or completion of the East Pearsall field.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2014. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2014, ECCE sold 183,488 shares of common stock to several individuals for $0.1635 per share.

On March 12, 2014, ECCE sold 1,735,310 shares of common stock to several individual for $0.144 per share.

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

EAGLE FORD OIL & GAS CORP.

Date: May 15, 2014	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: May 15, 2014	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer

