Form 10-Q
period 2014-06-30
Eagle Ford Oil & Gas Corp
filed 2014-08-19
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

42,127,928 shares of the registrant’s common stock were outstanding as of August 19, 2014.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,098	$3,802
Accounts receivable – production	16,569	19,084
Prepaid expenses and other current assets	1,781	13,625
Total current assets	20,448	36,511

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs not subject to amortization	6,484,307	6,464,436
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(15,000)	(12,498)
Total property and equipment, net	6,500,146	6,482,777

OTHER ASSETS
Deposits	125,000	150,000

TOTAL ASSETS	$6,645,594	$6,669,288

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$1,092,040	$978,353
Accrued expenses	2,648,588	2,202,895
Accrued interest to related parties	261,502	225,190
Notes payable, current portion	8,742,709	8,805,491
Notes payable to related parties, current portion	927,655	897,500
Convertible debentures	608,216	545,000
Derivative liability – notes, current portions	44,848	—
Derivative liability – warrants, current portions	—	93,044
Total current liabilities	14,325,558	13,747,473

LONG-TERM LIABILITIES
Asset retirement obligations	24,802	24,802
Total long term liabilities	24,802	24,802

TOTAL LIABILITIES	14,350,360	13,772,275
Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 42,021,745 and 40,102,947 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	42,022	40,103
Additional paid-in-capital	7,018,546	6,740,465
Accumulated deficit	(14,765,334)	(13,883,555)
Total shareholders’ deficit	(7,704,766)	(7,102,987)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,645,594	$6,669,288

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUE	$556	$1,565	$1,716	$2,922
OPERATING EXPENSES
Lease operating expenses	444	3,597	4,231	6,369
General and administrative expenses	191,302	347,223	430,805	577,019
Depreciation, depletion and accretion	1,252	1,250	2,502	2,498
Total operating expenses	192,998	352,070	437,538	585,886
Net operating loss	(192,442)	(350,505)	(435,822)	(582,964)
OTHER INCOME (EXPENSES)
Interest expense	(243,654)	(245,113)	(493,720)	(490,718)
Amortization of debt discount on convertible notes	(22,697)	—	(39,195)	—
Gain (loss) on change in fair value of notes derivative liability	92,465	—	(6,086)	—
Gain on change in fair value of warrant derivative liability	11,525	70,397	93,044	18,861
Total other income (expenses)	(162,361)	(174,716)	(445,957)	(471,857)
Net loss	(354,803)	(525,221)	(881,779)	(1,054,821)
Loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding (basic and diluted):	42,021,445	38,948,060	41,337,152	38,902,803

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Six Months ended June 30, 2014

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, December 31, 2013	40,102,947	$40,103	$6,740,465	$(13,883,555)	$(7,102,987)

Common shares issued for cash	1,918,798	1,919	278,081	—	280,000

Net loss	—	—	—	(881,779)	(881,779)

Balance, June 30, 2014	42,021,745	$42,022	$7,018,546	$(14,765,334)	$(7,704,766)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(881,779)	$(1,054,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	—	108.000
Amortization of debt discount on convertible notes	35,975	—
Depreciation and depletion	2,502	2,498
Unrealized gain on change in derivative value	(86,958)	(18,861)
Amortization of original discount on notes	3,220	—
Changes in operating assets and liabilities:
Accounts receivable – production	2,515	3,448
Prepaid expenses and other current assets	36,844	(15,551)
Accounts payable – trade	113,688	56,316
Accrued expenses	482,005	509,729

Net cash used in operating activities	(291,988)	(409,242)

Cash flows from investing activities:
Purchase of oil and gas properties	(19,871)	—
Net cash used in investing activities	(19,871)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	30,155	—
Proceeds from issuance of short term debt	—	50,000
Proceeds from sale of common stock	280,000	104,000
Net cash provided by financing activities	310,155	154,000

Net decrease in cash and cash equivalents	(1,704)	(255,242)
Cash and cash equivalents, at beginning of period	3,802	259,138
Cash and cash equivalents, at end of period	$2,098	$3,896

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:
Common shares issued to settle notes payable	$—	$30,000
Debt discount on convertible notes	$38,762	$—
Notes payable reclass to convertible notes	$66,000	$—

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

1. ORGANIZATION

Eagle Ford Oil & Gas Corp. (“Eagle Ford”, “ECCE”, “we”, “us”, “our” or the “Company”) is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas and Louisiana-Gulf Coast Region. Eagle Ford’s strategy is to grow its asset base by purchasing or investing in oil and gas drilling projects in the Texas and Louisiana regions.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of June 30, 2014.

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

The following table describes changes in our asset retirement obligation during the six months ended June 30, 2014 and the year ended December 31, 2013.

	Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
ARO liability at beginning of period, current and noncurrent	$24,802	$24,802
Liabilities incurred from acquisitions	—	—
Accretion	—	—
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2014 and December 31, 2013, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. At June 30, 2014, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford's total oil and gas revenues for each of the six months ended for both June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, Eagle Ford's accounts receivable from its primary customer was $16,569 and $19,084, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford's production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2014, the Company did not identify any uncertain tax positions.

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

Significant Level 3 inputs used to calculate the fair value of the warrants and derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 6 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014. There were no transfers of financial assets between levels during the six months ended June 30, 2014.

	Carrying Value at June 30, 2014	Fair Value Measurement at June 30, 2014
		Level 1	Level 2	Level 3
Derivative liability – Warrants	$—	$—	$—	$—
Derivative liability – Notes	$44,848	$—	$—	$44,848

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at June 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2014, Eagle Ford incurred a net loss attributable to common shareholders of $881,779. During the six months ended June 30, 2014, operating expenses included interest expenses and non cash expenses related to the derivative liability. At June 30, 2014 and December 31, 2013, the Company had a working capital deficit (current liabilities minus current assets) of $14,305,112 and $13,710,962, respectively, and held cash and cash equivalents of $2,098 and $3,802, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

4. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the six months ended June 30, 2014. All of the Company’s oil and gas properties are located in the United States.

Well Description	December 31, 2013	Additions	Impairment/ Dispositions	June 30, 2014
East Pearsall, Frio Co. TX	$6,464,436	$19,871	$—	$6,484,307
	$6,464,436	$19,871	$—	$6,484,307

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C., a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP, while MOC owns 100% of the Class A Membership Interest. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to drill and develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale The agreement with AMAC Energy was to purchase the 85% of the working interest on the East Pearsall lease. As part of the sales agreement, ECCE had to drill the one well on each of the three leases prior to 6 months of the expiration of the leases.  Due to the fact that ECCE was unable to acquire drilling funds per the agreement prior to the agreed date, ECCE was required, as stated in the agreement, to reassign the leases back to AMAC Energy. As a result as stated in the settlement agreement, On July 8, 2014 the MOC-East Pearsall Board of Directors approved the release of all liens to AMAC. ECCE has been released from any obligation to AMAC Energy.

MOC invested $7,000,000 into EFOGC – East Pearsall, LLC for the sole purpose of acquiring the AMAC leases, with MOC owning 100% of A series common stock and ECCE owning B series common stock as “designated operator”. Per the agreement with MOC, ECCE was required to acquire a minimum of $10,500,000 drilling capital by December 2012, however, ECCE was unsuccessful. MOC granted an extension for another six months, however ECCE was also unsuccessful in that attempt to raise funds.

With the leases being reassigned to AMAC Energy, the entity of EFOGC – East Pearsall is currently “winding down” and will be closed as an operating entity in the state of Texas. With this winding down, ECCE will no longer have any liability relative to EFOGC – East Pearsall and the East Pearsall leases.

ECCE has attempted to raise funds in order to develop this field since the time of purchase and has been unsuccessful.

The closing of the East Pearsall subsidiary is currently being negotiated with the attorneys for MOC. We continue to have discussions on the wording of the closing documents, and the final will most likely, not be available until after the date of filing. At this time ECCE has not negotiated an agreement with MOC, as the final closing of the subsidiary is not complete and still under negotiation.

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

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated. On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on March 31, 2009. As of this date, we have not reached a satisfactory agreement with the lender. M-J Oil Company has taken legal action to pursue the judgment in the State of Texas, filing a lawsuit in the State of Texas in April, 2014. As of June 30, 2014, the company is in process of negotiation for settlement of the judgment.

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

HARDIN COUNTY/MERIDIAN CAPITAL VENTURES

During the year ended December 31, 2013, the Company was in the process of making an offer on some property in Hardin County, TX. Meridian Capital Ventures intended to fund the acquisition. During the quarter, Vanguard Energy received a higher offer than ECCE was prepared to bid and the property was sold to another company. As of June 30, 2014 the agreement to fund the acquisition has been cancelled and the amounts payable to Meridian Capital Ventures has been voided.

Eagle Ford Oil & Gas Operating Company

During March, 2014, ECCE began the process of registering a new subsidiary, Eagle Ford Oil & Gas Operating Company. The new subsidiary will be responsible for any drilling and related production activities of the company. As of the date of this report, the subsidiary has no assets or liabilities.

5. DEBT

Notes Payable – Related Parties

	June 30, 2014	December 31, 2013
Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1)	$817,500	$817,500
Promissory note to Michael Munsey – 4% interest; due December 31, 2014; unsecured (2)	20,155	—
Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1)	10,000	—
Promissory note to TDLOG – 8% interest; due June 30, 2014; unsecured (1) Total:	80,000	80,000
Notes Payable – Related Parties	$927,655	$897,500

(1)	TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to June 30, 2014 from September 30, 2013. As of date, the notes are in default.

(2)	Michael Munsey is Vice-President of Operations and Exploration of Eagle Ford.

Accrued interest expenses on the above notes to the related party as of June 30, 2014 and December 31, 2013 is $261,502 and $225,190, respectively.

Interest expenses to related party for the three months ended June 30, 2014 and 2013 is $18,191 and $17,950, respectively.

Interest expenses to related party for the six months ended June 30, 2014 and 2013 is $36,312 and $35,900, respectively.

Notes Payable – Non-Related Parties

	June 30, 2014	December 31, 2013
Promissory note – 12% interest; due March 31, 2009; not secured (1)	$328,578	$328,578
Promissory note – 5% interest; due January 1, 2012; not secured (2)	227,131	227,131
Pipeline mortgage – 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory notes – 6% interest; due April 1, 2011; not secured (2)	112,000	112,000
Promissory notes – 5% interest; due October 15, 2010; not secured (4)	50,000	50,000
Promissory note to a former Director – 8% interest; due July 1, 2010; unsecured (5)	25,000	25,000
Promissory note – Medallion Investment – 10% interest (6)	7,000,000	7,000,000
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	—	33,000
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	—	33,000
Total notes payable	8,742,709	8,808,709
Less: Unamortize debt discount portion	—	(3,218)
Total notes payable, net	8,742,709	8,805,491
Less: current portion of notes payable	(8,742,709)	(8,805,491)
Total notes payable – long term	$—	$—

Accrued and unpaid interest for notes payable to non-related parties at June 30, 2014 and December 31, 2013 was $2,237,538 and $1,825,482 respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to non-related party for the six months ended June 30, 2014 and 2013 is $212,371 and $211,171, respectively and Interest expenses to non-related party for the three months ended June 30, 2014 and 2013 is $xxx and $xxx, respectively.

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

14

(6)

East Pearsall

Medallion Oil Company LTD (MOC) invested $7,000,000 with ECCE to form MOC/Eagle Ford Oil & Gas East Pearsall, in order to purchase the East Pearsall tract from AMAC Energy, which created a Special Purpose Entity (SPE). Upon receipt of the funds, ECCE granted to MOC a lien and security interest on all the assets of the SPE, including the leases up to the investment and any accrued interest. The amount was to be paid in full within 12 months, and bears an interest rate of 10.00% APR. There will be an additional distribution of $7,000,000 to MOC in preferred production payments, which may be deferred until after receipt of the initial $7,000,000 and interest payments and then paid per agreed upon sliding scale within 18 months from the closing date or a mutually agreed date.

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

Included in the AMAC investment agreement, ECCE agrees to cause the drilling of at least one oil and gas well on or prior to 12 months from the date hereof and obtain drilling funds of at least $21,500,000 with a satisfactory drilling partner within three months of the date hereof, or December 4, 2012.

On October 22, 2012, MOC agreed to modify the agreement with ECCE relating to the issue relating to the date for raising drilling funds. ECCE needed to raise $10,500,000 for drilling funds by December 4, 2012, instead of the $21,500,000 in the original agreement. As of the date of this report, ECCE has failed to raise the necessary drilling funds. This caused the company to be in default, and as a result, the note has been reclassified from a long term to short term liability ECCE has attempted to raise funds in order to develop this field since the time of purchase.

With the leases being reassigned to AMAC Energy, the entity of EFOGC – East Pearsall is currently “winding down” and will be closed as an operating entity in the state of Texas. With this winding down, ECCE will no longer have any liability relative to EFOGC – East Pearsall and the East Pearsall leases.

ECCE has attempted to raise funds in order to develop this field since the time of purchase and has been unsuccessful.

The closing of the East Pearsall subsidiary is currently being negotiated with the attorneys for MOC. We continue to have discussions on the wording of the closing documents, and the final will most likely, not be available until after the date of filing. At this time ECCE has not been able to negotiate a closing of the subsidiary with MOC.

(7)	As these notes has conversion features, please see the discussion in convertible notes (refer below for further details).

Convertible Debentures and Notes Payable

	June 30, 2014	December 31, 2013
Convertible debentures (1)	$545,000	$545,000
Convertible notes payable (2)	66,000	—
Total convertible debentures and notes payable	611,000	545,000
Unamortized debt discount on convertible notes payable	(2,784)	—
Total: Convertible debentures and notes payable – net	608,218	545,000

Less: current portion of convertible debentures and notes payable	(608,216)	(545,000)
Total convertible debentures and notes payable – long term	$—	$—

(1)	On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition. The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default. There have been no shares issued for the interest payable as of June 30, 2014, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. Eagle Ford is in negotiation with the debenture holders and no agreement has been made as of the date. Accrued and unpaid interest was $241,055 and $224,705 at June 30, 2014 and December 31, 2013, respectively related to the convertible debentures. Interest expenses on convertible debenture for the three months ended June 30, 2014 and 2013 is $16,350 for each quarter.
(2)	On July 18, 2013, ECCE issued two Notes Payable of $33,000 each, for a combined total of $66,000 to two individuals. The notes contained a $3,000 or $6,000 total original issue discount. The notes are due on July 14, 2014, and if they were repaid within ninety days from date of issue, then no interest would accrue. If they were paid after 90 days, then they accrued interest at a rate of twelve percent per annum, due on that date. The notes could be converted into common stock after 180 days, which occurred on January 14, 2014. The Conversion Price is the lesser of $0.39 per share or 60% of the lowest trade in the 25 trading days previous to the conversion. The Note accrues interest at a rate of 12% per annum and matured on July 13, 2014. The notes were not paid or converted and are now in default.

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

The fair value of the described embedded derivative of $44,848 at June 30, 2014 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.28%;

(2) dividend yield of	0%;

(3) volatility factor of	183%;

(4) an expected life of the conversion feature of	6 months, and

(5) estimated fair value of the company’s common stock of	$0.25 per share.

At June 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $92,464 and ($6,086) for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014, the Company amortized $16,490 and $35,975 of debt discount to current period operations as financing expense.

Activity for the derivative liability- convertible note during the six months ended June 30, 2014 was:

	December 31, 2013	Activity During the Period	Decrease in Fair Value	June 30, 2014
Derivative convertible notes	$—	$44,848	$—	$44,848
Total	$—	$44,848	$—	$44,848

6. DERIVATIVE LIABILITY- WARRANTS

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680, which had been reduced to $93,044 by December 31, 2013. As of June 30, 2014, the warrants expired and determined the fair value to be $-0-. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $93,044 and $18,861 for the six months ended June 30, 2014 and 2013, respectively and the decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $11,525 and $70,397 for the three months ended June 30, 2014 and 2013, respectively.

Activity for the derivative warrant during the six months ended June 30, 2014 was:

	December 31, 2013	Activity During the Period	Decrease in Fair Value	June 30, 2014
Derivative warrant instruments	$93,044	$—	$93,044	$—
Total	$93,044	$—	$93,044	$—

7. SHAREHOLDERS’ EQUITY

As of June 30, 2014 and December 31, 2013, there were 42,021,745 and 40,102,947 shares of common stock issued and outstanding, respectively.

Common stock sales

On January 14, 2014, ECCE sold 183,488 shares of common stock to several individuals for $0.1635 per share.

On March 12, 2014, ECCE sold 1,735,310 shares of common stock to several individual for $0.144 per share.

All proceeds from stock sales were used for general corporate purposes.

Warrants

Warrant activity during the six months ended June 30, 2014 is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	1,000,000	0.50	—
Outstanding and exercisable at June 30, 2014	—	$—	$—

The fair value of these warrants was recognized as derivative warrant instruments and had been measured at fair value at each reporting period. See Note 6. As of June 30, 2014, all warrants had expired with no value.

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

Eagle Ford has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of June 30, 2014, Eagle Ford owed $43,452 for these property taxes. ECCE is currently in negotiations to settle this liability.

On March 12, 2014, one of the note holders sent a letter asking for payment on four notes totaling $339,130. We are in discussion with this note holder about a settlement.

On March 17, 2014, a note holder sent a letter asking for payment on a $25,000 note. ECCE is in discussions with this note holder about a settlement.

Operating Leases

The rental contract at 1110 NASA Parkway for 1,379 sq. ft. commenced July 1, 2010 and terminated on August 31, 2014. On August 31, 2013, ECCE renewed the lease for the next year at a rate of $2,011 per month. On August 1, 2014 the lease expired. ECCE is currently negotiating the renewal and is on a month to month basis at the date of filing.

9. SUBSEQUENT EVENTS

In order to improve the Balance Sheet and make the company more appealing to new investment as well as conserving cash flow, on August 4, 2014 the Board of Directors initiated a thorough review of all debt and service contracts in order to control future expenses and to reduce those current obligations for payables, interest and other debt instruments. ECCE will be reviewing all such items and will attempt to settle them at a reduced amount. The Chairman of the Board, Thomas Lipar agreed to advance ECCE an as yet undetermined amount in order to satisfy immediate financial needs of the company. He also agreed to fund an undetermined amount to settle such AP and Notes Payable settlements. The funds to settle the open payable and notes payable will be determined on a case by case basis, and will be decide within 60 days of the filing. The Board reserves the right to end this endeavor at any time.

ECCE agreed to set up a compensation for Michael Munsey for his services as a technical advisor in examining and selecting potential and existing oil and gas properties. The Board of Directors agreed to grant 425,000 shares of restricted stock to Michael Munsey, which is to be issued in four equal amounts at the end of every six months. The first installment of 106,250 shares will be issued on August 31, 2014. Mr. Munsey also agreed to accept the position of Vice-President of Operations and Exploration.

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C., a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP, while MOC owns 100% of the Class A Membership Interest. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to drill and develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale The agreement with AMAC Energy was to purchase the 85% of the working interest on the East Pearsall lease. As part of the sales agreement, ECCE had to drill the one well on each of the three leases prior to 6 months of the expiration of the leases.  Due to the fact that ECCE was unable to acquire drilling funds per the agreement prior to the agreed date, ECCE was required, as stated in the agreement, to reassign the leases back to AMAC Energy. As a result as stated in the settlement agreement, On July 8, 2014 the MOC-East Pearsall Board of Directors approved the release of all liens to AMAC. ECCE has been released from any obligation to AMAC Energy.

MOC invested $7,000,000 into EFOGC – East Pearsall, LLC for the sole purpose of acquiring the AMAC leases, with MOC owning 100% of A series common stock and ECCE owning B series common stock as “designated operator”. Per the agreement with MOC, ECCE was required to acquire a minimum of $10,500,000 drilling capital by December 2012, however, ECCE was unsuccessful. MOC granted an extension for another six months, however ECCE was also unsuccessful in that attempt to raise funds.

With the leases being reassigned to AMAC Energy, the entity of EFOGC – East Pearsall is currently “winding down” and will be closed as an operating entity in the state of Texas. With this winding down, ECCE will no longer have any liability relative to EFOGC – East Pearsall and the East Pearsall leases.

ECCE has attempted to raise funds in order to develop this field since the time of purchase and has been unsuccessful.

The closing of the East Pearsall subsidiary is currently being negotiated with the attorneys for MOC. We continue to have discussions on the wording of the closing documents, and the final will most likely, not be available until after the date of filing. At this time ECCE has not negotiated an agreement with MOC, as the final closing of the subsidiary is not complete and still under negotiation.

The Company has evaluated all transactions from June 30, 2014 through the issuance date of the financial statements for subsequent event disclosure consideration.

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

The Reverse Acquisition was accounted for as a “reverse acquisition” in which Sandstone is deemed to be the accounting acquirer (“Acquirer”) and Eagle Ford is deemed to be the accounting acquiree (“Acquiree”). Consequently, the assets and liabilities and the historical operations reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition are those of Sandstone and are recorded at the historical cost basis of Sandstone. The consolidated financial statements after completion of the Reverse Acquisition include the assets and liabilities of Sandstone and the Acquiree and the historical operations of Sandstone and the Acquiree and its subsidiaries from the closing date of the Reverse Acquisition. In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

Oil & Gas Properties

Prior to the Reverse Acquisition, in August 2010, Eagle Ford purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of three wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000 plus potential additional expenses related to the drilling. The wells were drilled and completed and production began during November and December 2010 and classified as proved reserves. As of the date of this report, the wells in Live Oak County continue to have minimal oil and gas production. We do not anticipate any further drilling in this field, but may owe some currently undetermined amounts for past and future maintenance and repairs.

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

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C. (“EFEP”), a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale reservoirs. ECCE is attempting to raise funds in order to develop this field. The total investment to date in this field totals $6,484,307. At the date of this filing, ECCE has returned the leased property to AMAC and is negotiating the closing of the East Pearsall subsidiary with MOC.

The Company also plans to acquire additional leases and other oil and gas properties or interests in the Texas-Louisiana Gulf Coast region and in the Eagle Ford producing zones in Texas.

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

Six months Ended June 30, 2014 Compared to Six months Ended June 30, 2013

For the six months ended June 30, 2014, Eagle Ford recognized revenue of $1,716, a decrease of $1,206 compared to revenue of $2,922 during the six months ended June 30, 2013. The decrease in revenues for the six months ended June 30, 2014 is primarily due to the net decreased production from the Live Oak County Wells, despite an increase in price received per mcf. During the six months ended June 30, 2014, we sold no barrels of oil and 468 Mcf of natural gas at an average price of $4.02 per Mcf. During the six months ended June 30, 2013, we sold no oil and approximately 877 mcf of natural gas at an average price of $3.41 per Mcf.

For the six months ended June 30, 2014, we incurred operating expenses of $437,538, a decrease of $148,348 compared to $585,886 for the six months ended June 30, 2013.

Other expenses decreased by $25,900 in total, to $445,957 from $471,857 for the six months ended June 30, 2014 and 2013, respectively. The decrease in other expenses is due to a loss on change in derivative value and on the warrant derivative expiration.

Our net loss for the six months ended June 30, 2014 was $881,779, a decrease of $173,042 compared to a net loss of $1,054,821 for the six months ended June 30, 2013, due to the reasons noted above, primarily due to derivative value changes.

Three months Ended June 30, 2014 Compared to Three months Ended June 30, 2013

For the three months ended June 30, 2014, Eagle Ford recognized revenue of $556, a decrease of $1,009 compared to revenue of $1,565 during the three months ended March 31, 2013. The decrease in revenues for the three months ended June 30, 2014 is primarily due to the net decreased production from the Live Oak County Wells despite along with a decrease in price received per mcf. During the three months ended June 30, 2014, we sold no barrels of oil and 188 Mcf of natural gas at an average price of $4.05 per Mcf. During the three months ended March 31, 2013, we sold no oil and approximately 447 mcf of natural gas at an average price of $3.73 per Mcf.

For the three months ended June 30, 2014, we incurred operating expenses of $192,998, a decrease of $159,072 compared to $352,070 for the three months ended June 30, 2013. Administrative costs decreased by $155,291 due to lower legal and technical items.

Other expenses decreased by $12,355 in total, to $162,361 from $174,716 for the three months ended June 30, 2014 and 2013, respectively. The decrease in other expenses is due to a loss on change in derivative value and on the warrant derivative expiration.

Our net loss for the three months ended June 30, 2014 was $354,803, a decrease of $170,418 compared to a net loss of $525,221 for the three months ended June 30, 2013, due to the reasons noted above, primarily due to the decrease in administrative costs and the change in derivative valuations.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2014

At June 30, 2014, our current assets were $20,448 and our current liabilities were $14,325,561, which resulted in a working capital deficiency of $14,305,113. At June 30, 2014, our total liabilities were $14,350,362 consisting of: (i) $1,092,043 in accounts payable - trade; (ii) $2,648,588 in accrued expenses; (iii) $261,502 in accrued interest – related party; (iv) $8,742,709 in notes payable to third parties, short term; (v) $927,655 in short-term debt – related parties; (vi) $608,216 in convertible debt; (vii) $44,848 in derivative liabilities for notes; and (ix) $24,802 in asset retirement obligations.

Stockholders’ deficit increased from $7,102,987 at December 31, 2013 to a deficit of $7,704,768 as of June 30, 2014. This deficit was increased by the loss from operations for the first six months of 2014.

Cash Flows

Cash Flows from Operating Activities

Cash used in operations equaled $291,988 during the six months ended June 30, 2014, compared to net cash used in operations of $409,242 during the prior year period, which was a decrease in cash used in operations of $117,254, primarily due to lower cash used for administrative expenses.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $19,871 during the six months ended June 30, 2014, compared to net cash used in investing activities of $0 during the prior year period. The $19,871 represented the cost of a site survey on the East Pearsall property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $310,155 during the six months ended June 30, 2014, compared to net cash received from financing activities of $154,000 during the prior year period, which was an increase from financing activities of $156,155.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor's report on our December 31, 2013 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At June 30, 2014, we had a working capital deficit of $14,305,112. We will need to raise additional capital during 2014 to fund general corporate working capital needs, which includes principal and accrued interest on current and past due notes payable and convertible bonds totaling $13,122,393. We will also need to raise funds to purchase additional property.

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

On August 4, 2014, the Board of Directors instructed ECCE Management to undertake a program to offer to settle open notes payable and other payables at a discounted rate. The Chairman of the Board agreed to fund such discounted obligations in 60 days, upon the successful renegotiation of a significant and material amount of such debt.

There can be no assurance that we will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, outside of any items related to the drilling or completion of any future acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited consolidated financial statements for 2013 appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2014. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvement, were being undertaken. Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014. We continue to require additional safeguards to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the process of evaluating and enhancing such controls and procedures, and expect additional controls and procedures to be implemented during the second and third quarters of this year.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 and as of the date of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2014, ECCE sold 183,488 shares of common stock to several individuals for $0.1635 per share.

On March 12, 2014, ECCE sold 1,735,310 shares of common stock to several individual for $0.144 per share.

On August 15, 2014, ECCE issued 106,250 shares of restricted common stock as compensation to an employee.

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

EAGLE FORD OIL & GAS CORP.

Date: August 19, 2014	By:	/s/ Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: August 19, 2014	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer

