Form 10-Q
period 2014-09-30
Eagle Ford Oil & Gas Corp
filed 2014-11-19
CIK 847416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

42,127,928 shares of the registrant’s common stock were outstanding as of November 18, 2014.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,609	$3,802
Accounts receivable - production	16,582	19,084
Prepaid expenses and other current assets	65,721	13,625
Total current assets	84,912	36,511

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost accounting
Costs not subject to amortization	—	6,464,436
Pipeline transmission properties	30,839	30,839
Less: accumulated depreciation and depletion	(16,250)	(12,498)
Total property and equipment, net	14,589	6,482,777

OTHER ASSETS
Deposits	125,000	150,000

TOTAL ASSETS	$224,501	$6,669,288

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$1,192,294	$978,353
Accrued expenses	2,963,592	2,202,895
Accrued interest to related parties	243,381	225,190
Notes payable, current portion	8,742,709	8,805,491
Notes payable to related parties, current portion	981,155	897,500
Convertible debentures	611,000	545,000
Derivative liability – notes, current portions	44,848	—
Derivative liability – warrants, current portions	—	93,044
Total current liabilities	14,778,979	13,747,473

LONG-TERM LIABILITIES
Asset retirement obligations	24,802	24,802
Total long term liabilities	24,802	24,802

TOTAL LIABILITIES	14,803,781	13,772,275

SHAREHOLDERS’ DEFICIT
Preferred stock, undesignated, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 42,127,995 and 40,102,947 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	42,128	40,103
Additional paid-in-capital	7,039,690	6,740,465
Accumulated deficit	(21,661,098)	(13,883,555)
Total shareholders’ deficit	(14,579,280)	(7,102,987)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$224,501	$6,669,288

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE	$1,158	$889	2,874	$3,811
OPERATING EXPENSES
Lease operating expenses	1,145	2,599	5,376	8,968
General and administrative expenses	185,957	209,220	616,762	786,239
Depreciation, depletion and accretion	1,250	1,250	3,752	3,748
Impairment of oil and gas property	6,484,307	—	6,484,307	—
Total operating expenses	6,672,695	213,069	7,110,197	798,955
Net operating loss	(6,671,537)	(212,180)	(7,107,323)	(795,144)
OTHER INCOME (EXPENSES)
Interest expense	(290,877)	(252,428)	(784,597)	(743,146)
Gain on cancellation of accounts payable items	27,456	—	27,456	—
Gain (loss) on change in fair value of notes derivative liability	39,194	—	(6,123)	—
Gain on change in fair value of warrant derivative liability	—	30,036	93,044	48,897
Total other income (expenses)	(224,227)	(222,392)	(670,220)	(694,249)
Net loss	(6,895,764)	(434,572)	(7,777,543)	(1,489,393)
Loss per common share (basic and diluted)	$(0.16)	$(0.01)	$(0.19)	$(0.04)
Weighted average common shares outstanding (basic and diluted):	42,074,870	39,447,852	41,586,348	39,121,548

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Nine months ended September 30, 2014

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, December 31, 2013	40,102,947	$40,103	$6,740,465	$(13,883,555)	$(7,102,987)

Common shares issued for cash	1,918,798	1,919	278,081	—	280,000

Common shares issued for expenses	106,250	106	21,144		21,250

Net loss	—	—	—	(7,777,543)	(7,777,543)

Balance, September 30, 2014	42,127,995	$42,128	$7,039,690	$(21,661,098)	$(14,579,280)

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(7,777,543)	$(1,489,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	—	108.000
Amortization of debt discount on convertible notes	38,762	—
Depreciation and depletion	3,752	3,748
Unrealized gain on change in derivative value	(86,958)	(48,898)
Amortization of original discount on notes	3,218	1,283
Stock issued for expenses	21,250	—
Gain on extinguishment of liabilities	(27,456)	—
Write off of deposits	25,000	—
Impairment of oil and gas property	6,484,307	—
Changes in operating assets and liabilities:
Accounts receivable – production	2,502	5,158
Prepaid expenses and other current assets	(52,096)	(7,857)
Accounts payable – trade	241,527	197,723
Accrued expenses	778,758	742,872
Net cash used in operating activities	(344,977)	(487,364)

Cash flows from investing activities:
Purchase of oil and gas properties	(19,871)	—
Net cash used in investing activities	(19,871)	—

Cash flows from financing activities:

Proceeds from issuance of notes payable to related parties	83,655	—
Proceeds from issuance of short term debt		60,000
Proceeds from sale of common stock	280,000	169,000
Net cash provided by financing activities	363,655	229,000

Net decrease in cash and cash equivalents	(1,193)	(258,364)
Cash and cash equivalents, at beginning of period	3,802	259,138
Cash and cash equivalents, at end of period	$2,609	$774

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financial activities:

Common shares issued to settle notes payable	$—	$30,000
Debt discount on convertible notes	$44,848	$—
Notes payable reclass to convertible debenture	$66,000	$—

See summary of significant accounting policies and notes to unaudited condensed consolidated financial statements.

EAGLE FORD OIL & GAS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

1. ORGANIZATION

Eagle Ford Oil & Gas Corp. (“Eagle Ford”, “ECCE”, “we”, “us” or the” Company”) is an independent oil and gas company organized in Nevada actively engaged in oil and gas development, exploration and production with properties and operational focus in the Texas and Louisiana-Gulf Coast Region. Eagle Ford’s strategy is to grow its asset base by purchasing or investing in oil and gas drilling projects in the Texas and Louisiana regions.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

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

In applying the full cost method, Eagle Ford performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. The Company assessed the realizability of its oil and gas properties and determined that no impairment of its oil and gas properties was necessary as of September 30, 2014.

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

The following table describes changes in our asset retirement obligation during the nine months ended September 30, 2014 and the year ended December 31, 2013.

	Nine months Ended September 30, 2014	For the Year Ended December 31, 2013
ARO liability at beginning of period, current and noncurrent	$24,802	$24,802
Liabilities incurred from acquisitions	—	—
Accretion	—	—
ARO liability at end of period, current and noncurrent	$24,802	$24,802

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Eagle Ford’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2014 and December 31, 2013, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Eagle Ford to concentration of credit risk consist of cash and accounts receivable. At September 30, 2014, cash balances in interest-bearing accounts are zero.

Sales to a single customer comprised 100% of Eagle Ford’s total oil and gas revenues for each of the nine months ended for both September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, Eagle Ford’s accounts receivable from its primary customer was $16,582 and $19,084, respectively. Eagle Ford believes that, in the event that its primary customer is unable or unwilling to continue to purchase Eagle Ford’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2014, the Company did not identify any uncertain tax positions.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. See Note 6 for discussion of the impact the derivative financial instruments had on the Company’s unaudited condensed consolidated financial statements and results of operations.

Significant Level 3 inputs used to calculate the fair value of the warrants and derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 6 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014. There were no transfers of financial assets between levels during the nine months ended September 30, 2014.

	Carrying Value at September 30, 2014	Fair Value Measurement at September 30, 2014
		Level 1	Level 2	Level 3

Derivative liability – Warrants	$—	$—	$—	$—
Derivative liability – Notes	$44,848	$—	$—	$44,848

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at September 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

Eagle Ford does not expect the adoption of any recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

3. LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2014, Eagle Ford incurred a net loss attributable to common shareholders of $7,777,543. During the nine months ended September 30, 2014, operating expenses included interest expenses and non cash expenses related to the derivative liability. At September 30, 2014 and December 31, 2013, the Company had a working capital deficit (current liabilities minus current assets) of $14,694,067 and $13,710,960, respectively, and held cash and cash equivalents of $2,609 and $3,802, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management is working to improve its liquidity and its results from operations by raising additional capital and investing in the drilling of additional wells to improve future earnings and cash flow. Management is exploring various avenues to obtain such funding to develop our properties and pay existing debt including the issuance of new debt, issuance of securities, sales of properties and joint ventures. Management anticipates that additional financings and loans will be required to sustain operations in the future. ECCE is also actively looking for potential merger partners. There can be no assurance that the Company will be successful in raising the required capital.

The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of Eagle Ford’s business. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. OIL AND GAS PROPERTIES

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the nine months ended September 30, 2014. All of the Company’s oil and gas properties are located in the United States.

Well Description	December 31, 2013	Additions	Impairment/ Impairment	September 30, 2014

East Pearsall, Frio Co. TX	$6,464,436	$19,871	$6,484,307	$—
	$6,464,436	$19,871	$6,484,307	$—

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C., a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP, while Medallion Oil Corp. (MOC) owns 100% of the Class A Membership Interest. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to drill and develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale The agreement with AMAC Energy was to purchase the 85% of the working interest on the East Pearsall lease. As part of the sales agreement, ECCE had to drill the one well on each of the three leases prior to 6 months of the expiration of the leases. Due to the fact that ECCE was unable to acquire drilling funds per the agreement prior to the agreed date, ECCE was required, as stated in the agreement, to reassign the leases back to AMAC Energy. As a result as stated in the settlement agreement, On July 8, 2014 the MOC-East Pearsall Board of Directors approved the release of all liens to AMAC and ECCE has been released from any obligation to AMAC Energy. As of September 30, 2014, an impairment charge of $6,464,436 was taken against this property.

MOC invested $7,000,000 into EFOGC – East Pearsall, LLC for the sole purpose of acquiring the AMAC leases, with MOC owning 100% of A series common stock and ECCE owning B series common stock as “designated operator”. Per the agreement with MOC, ECCE was required to acquire a minimum of $10,500,000 drilling capital by December 2012, however, ECCE was unsuccessful. MOC granted an extension for another six months, however ECCE was also unsuccessful in that attempt to raise funds as it was in all future periods. A part of the original agreement required that the East Pearsall, LLC return the original capital investment of $7,000,000 out of those funds, along with interest of 10% on that balance. As of September 30, 2014, the loan from MOC $7 million was outstanding against this property.

With the leases being reassigned to AMAC Energy and the subsequent agreement with MOC to close East Pearsall, LLC, the entity of EFOGC – East Pearsall is currently “winding down” and will be closed as an operating entity in the state of Texas. With this winding down, ECCE will no longer have any liability relative to EFOGC – East Pearsall and the East Pearsall leases. We anticipate completing this closure within a month of this report.

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

In October 2014, ECCE transferred ownership of these three wells to the convertible bond holders. The original loan agreement contained the stipulation that should the notes be in default, then the property would be transferred to those note holders. As of the date of filing, ECCE does not have ownership or control of these wells.

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

Due to the failure to complete the transfer of assets from Samurai to ECCE, the covenants of the Pipeline purchase were violated. On February 28, 2009 M-J Oil Company Inc, of Paris Ohio, obtained a judgment against ECCO Energy for non-compliance with covenants in the original mortgage relating to the purchase of the M-J Oil Company pipeline (“Pipeline”). We are in negotiations with the M-J Oil Company to remove the judgment and to adjust the mortgage terms, which required full payment on March 31, 2009. As of this date, we have not reached a satisfactory agreement with the lender. M-J Oil Company has taken legal action to pursue the judgment in the State of Texas, filing a lawsuit in the State of Texas in April, 2014. As of the filing date of this report, negotiations with MJ Oil are underway in order to remove the judgment and settle the obligation.

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

HARDIN COUNTY/MERIDIAN CAPITAL VENTURES

During the year ended December 31, 2013, the Company was in the process of making an offer on some property in Hardin County, TX. Meridian Capital Ventures intended to fund the acquisition. During the quarter, Vanguard Energy received a higher offer than ECCE was prepared to bid and the property was sold to another company. As of September 30, 2014 the agreement to fund the acquisition has been cancelled and the amounts payable to Meridian Capital Ventures has been voided.

Eagle Ford Oil & Gas Operating Company

During March, 2014, ECCE began the process of registering a new subsidiary, Eagle Ford Oil & Gas Operating Company. The new subsidiary will be responsible for any drilling and related production activities of the company. As of the date of this report, the subsidiary has no assets or liabilities. Further, the Company is in the process of closing this subsidiary.

5. DEBT

Notes Payable – Related Parties

	September 30, 2014	December 31, 2013
Promissory note to TDLOG – 8% interest; due September 30, 2014; unsecured (1)	$817,500	$817,500
Promissory note to Michael Munsey – 4% interest; due December 31, 2014: unsecured (2)	20,155	—
Promissory note to TDLOG – 8% interest; due December 31, 2014; unsecured (1)	63,500	—
Promissory note to TDLOG – 8% interest; due September 30, 2014; unsecured (1) Total:	80,000	80,000
Notes Payable – Related Parties	$981,155	$897,500

(1)

TDLOG, LLC is controlled by Thomas E. Lipar, Chairman of the Board of Eagle Ford. Note due date was changed to September 30, 2014 from September 30, 2013. As of the filing date, the notes are in default. Additional loans totaling $63,500 were made during the three quarters ending September 30, 2014. These notes will be consolidated into one note during the quarter ending December 31, 2014. These new notes are to provide short term funding to ECCE.

(2)	Michael Munsey is Vice-President of Operations and Exploration of Eagle Ford.

Accrued interest expenses on the above notes to the related party as of September 30, 2014 and December 31, 2013 is $243,381 and $225,190, respectively.

Interest expenses to related party for the three months ended September 30, 2014 and 2013 is $19,363 and $17,950, respectively.

Interest expenses to related party for the nine months ended September 30, 2014 and 2013 is $55,634 and $53,850, respectively.

Notes Payable – Non-Related Parties

	September 30, 2014	December 31, 2013
Promissory note – 12% interest; due March 31, 2009; not secured (1)	$328,578	$328,578
Promissory note – 5% interest; due January 1, 2012; not secured (2).	227,131	227,131
Pipeline mortgage – 8% interest; due September 30, 2009; secured by pipeline (3)	1,000,000	1,000,000
Promissory notes – 6% interest; due April 1, 2011; not secured (2)	112,000	112,000
Promissory notes – 5% interest; due October 15, 2010; not secured (4)	50,000	50,000
Promissory note to a former Director – 8% interest; due July 1, 2010; unsecured. (5)	25,000	25,000
Promissory note – Medallion Investment- 10% interest (6)	7,000,000	7,000,000
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	—	33,000
Promissory note – 12% interest with $3,000 OID; due July 14, 2014 (7)	—	33,000
Total notes payable	8,742,709	8,808,709
Less: Unamortize debt discount portion	—	(3,218)
Total notes payable, net	8,742,709	8,805,491
Less: current portion of notes payable	(8,742,709)	(8,805,491)
Total notes payable – long term	$—	$—

Accrued and unpaid interest for notes payable to non-related parties at September 30, 2014 and December 31, 2013 was $2,237,538 and $1,825,482 respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to non-related party for the nine months ended September 30, 2014 and 2013 is $637,675 and $628,339, respectively and Interest expenses to non-related party for the three months ended September 30, 2014 and 2013 is $212,937 and $206,399, respectively.

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

(6)

East Pearsall

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C., a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP, while Medallion Oil Corp. (MOC) owns 100% of the Class A Membership Interest. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to drill and develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale The agreement with AMAC Energy was to purchase the 85% of the working interest on the East Pearsall lease. As part of the sales agreement, ECCE had to drill the one well on each of the three leases prior to 6 months of the expiration of the leases. Due to the fact that ECCE was unable to acquire drilling funds per the agreement prior to the agreed date, ECCE was required, as stated in the agreement, to reassign the leases back to AMAC Energy. As a result as stated in the settlement agreement, On July 8, 2014 the MOC-East Pearsall Board of Directors approved the release of all liens to AMAC and ECCE has been released from any obligation to AMAC Energy. As of September 30, 2013, an impairment charge of $6,464,436 was taken against this property.

MOC invested $7,000,000 into EFOGC – East Pearsall, LLC for the sole purpose of acquiring the AMAC leases, with MOC owning 100% of A series common stock and ECCE owning B series common stock as “designated operator”. Per the agreement with MOC, ECCE was required to acquire a minimum of $10,500,000 drilling capital by December 2012, however, ECCE was unsuccessful. MOC granted an extension for another six months, however ECCE was also unsuccessful in that attempt to raise funds as it was in all future periods. A part of the original agreement required that the East Pearsall, LLC return the original capital investment of $7,000,000 out of those funds, along with interest of 10% on that balance.

With the leases being reassigned to AMAC Energy and the subsequent agreement with MOC to close East Pearsall, LLC, the entity of EFOGC – East Pearsall is currently “winding down” and will be closed as an operating entity in the state of Texas. With this winding down, ECCE will no longer have any liability relative to EFOGC – East Pearsall and the East Pearsall leases. We anticipate completing this closure within a month of this report

(7)	As these notes has conversion features, please see the discussion in convertible notes (refer below for further details). These notes are in default as of the date of filing of this report.

Convertible Debentures and Notes Payable

	September 30, 2014	December 31, 2013
Convertible debentures (1)	$545,000	$545,000
Convertible notes payable (2)	66,000	—
Total convertible debentures and notes payable	611,000	545,000
Unamortized debt discount on convertible notes payable	—	—
Total: Convertible debentures and notes payable – net	611,000	545,000

Less: current portion of convertible debentures and notes payable	(611,000)	(545,000)
Total convertible debentures and notes payable – long term	$—	$—

(1)	On June 20, 2011, the Company assumed the liability for $545,000 of Secured Convertible Debentures as a result of the Reverse Acquisition. The Secured Convertible Debentures matured on July 26, 2011, and earned interest at a rate of 12%, payable quarterly in 3,000 shares of common stock for each debenture. The Company is in default. There have been no shares issued for the interest payable as of September 30, 2014, nor have the Debentures been repaid. The interest for these debentures is accrued at the 12% rate and is included in accrued expenses. The Debentures are secured by a 1.5% interest in three oil and gas producing wells that are in a 2,400 acre lease in Live Oak County, Texas. The Debentures are convertible at the holders’ option into Eagle Ford restricted common stock at a fixed conversion rate of $0.90 per common share. The Debentures may also be satisfied by transferring the lease to the investors. ECCE transferred the property to these note holders during October 2014. Accrued and unpaid interest was $271,755 and $224,705 at September 30, 2014 and December 31, 2013, respectively related to the convertible debentures. Interest expenses on convertible debenture for the three months ended September 30, 2014 and 2013 is $16,350 for each quarter.

In October, 2014, ECCE transferred ownership of these wells to the debt holders. The original agreement provided the option to transfer ownership should the notes be in default.

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

The fair value of the described embedded derivative of $44,848 at September 30, 2014 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.28%;
(2) dividend yield of	0%;
(3) volatility factor of	183%;
(4) an expected life of the conversion feature of	6 months, and
(5) estimated fair value of the company’s common stock of	$0.25 per share.

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $39,144 and ($6,123) for the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $16,490 and $38,762 of debt discount to current period operations as financing expense.

Activity for the derivative liability- convertible note during the nine months ended September 30, 2014 was:

	December 31, 2013	Activity During the Period	Decrease in Fair Value	September 30, 2014
Derivative convertible notes	$—	$44,848	$—	$44,848
Total	$—	$44,848	$—	$44,848

6. DERIVATIVE LIABILITY- WARRANTS

In connection with the Reverse Acquisition, the Company assumed 1,000,000 warrants which were issued by Eagle Ford prior to the Reverse Acquisition in connection with the conversion of Eagle Ford’s convertible preferred shares, which also occurred prior to the Reverse Acquisition. The Company determined that the warrants contained provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. As of June 20, 2011, the Company determined that, using a lattice model, the fair value of the warrants was $438,680, which had been reduced to $93,044 by December 31, 2013. As of September 30, 2014, the warrants expired and determined the fair value to be $-0-. The decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $93,044 and $48,897 for the nine months ended September 30, 2014 and September 30, 2013, respectively and the decrease in fair value has been recognized as an unrealized gain on the change in derivative value of $0 and $30,036 for the three months ended September 30, 2014 and 2013, respectively.

Activity for the derivative warrant during the nine months ended September 30, 2014 was:

	December 31, 2013	Activity During the Period	Decrease in Fair Value	September 30, 2014
Derivative warrant instruments	$93,044	$—	$93,044	$—
Total	$93,044	$—	$93,044	$—

7. SHAREHOLDERS’ EQUITY

As of September 30, 2014 and December 31, 2013, there were 42,127,995 and 40,102,947 shares of common stock issued and outstanding, respectively.

Common stock sales

On January 14, 2014, ECCE sold 183,488 shares of common stock to several individuals for $0.1635 per share.

On March 12, 2014, ECCE sold 1,735,310 shares of common stock to several individual for $0.144 per share.

On August 15, 2014, ECCE issued 106,250 shares of restricted common stock to an employee as part of a compensation package for $0.20 per share.

All proceeds from stock sales were used for general corporate purposes.

Warrants

Warrant activity during the nine months ended September 30, 2014 is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,000,000	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Expired	1,000,000	0.50	—
Outstanding and exercisable at September 30, 2014	—	$—	$—

The fair value of these warrants was recognized as derivative warrant instruments and had been measured at fair value at each reporting period. See Note 6. As of September 30, 2014, all warrants had expired with no value.

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

Eagle Ford has not paid property taxes for 2007, 2008 or 2009 on the Wilson Field in Nueces County, Texas. Samurai Corp. agreed to assume the liabilities for property taxes for 2010 when it acquired the property. The County has initiated legal proceedings to collect those taxes by placing tax liens on the property. As of September 30, 2014, Eagle Ford owed $43,452 for these property taxes. ECCE is currently in negotiations to settle this liability.

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

9. SUBSEQUENT EVENTS

In order to improve the Balance Sheet and make the company more appealing to new investment as well as conserving cash flow, on October 1, 2014 the Board of Directors initiated a thorough review of all debt and service contracts in order to control future expenses and to reduce those current obligations for payables, interest and other debt instruments. ECCE will be reviewing all such items and will attempt to settle them at a reduced amount. The Chairman of the Board, Thomas Lipar agreed to advance ECCE an as yet undetermined amount in order to satisfy immediate financial needs of the company. He also agreed to fund an undetermined amount to settle such AP and Notes Payable settlements. The funds to settle the open payable and notes payable will be determined on a case by case basis, and will be decide within 60 days of the filing. The Board reserves the right to end this endeavor at any time.

EAST PEARSALL

On June 4, 2012, ECCE entered into an agreement though a special purpose entity named EFOGC – East Pearsall, L.L.C., a Texas limited liability company. ECCE owns 100% of the Class B Membership Interests in EFEP, while Medallion Oil Corp. (MOC) owns 100% of the Class A Membership Interest. EFEP completed the acquisition of 85% Working Interest in 3,683 acres in Frio County, Texas from Amac Energy, L.L.C. to drill and develop the Austin Chalk, Buda, Eagle Ford and Pearsall Shale The agreement with AMAC Energy was to purchase the 85% of the working interest on the East Pearsall lease. As part of the sales agreement, ECCE had to drill the one well on each of the three leases prior to 6 months of the expiration of the leases. Due to the fact that ECCE was unable to acquire drilling funds per the agreement prior to the agreed date, ECCE was required, as stated in the agreement, to reassign the leases back to AMAC Energy. As a result as stated in the settlement agreement, On July 8, 2014 the MOC-East Pearsall Board of Directors approved the release of all liens to AMAC and ECCE has been released from any obligation to AMAC Energy. As of September 30, 2013, an impairment charge of $6,464,436 was taken against this property.

MOC invested $7,000,000 into EFOGC – East Pearsall, LLC for the sole purpose of acquiring the AMAC leases, with MOC owning 100% of A series common stock and ECCE owning B series common stock as “designated operator”. Per the agreement with MOC, ECCE was required to acquire a minimum of $10,500,000 drilling capital by December 2012, however, ECCE was unsuccessful. MOC granted an extension for another six months, however ECCE was also unsuccessful in that attempt to raise funds as it was in all future periods. A part of the original agreement required that the East Pearsall, LLC return the original capital investment of $7,000,000 out of those funds, along with interest of 10% on that balance.

With the leases being reassigned to AMAC Energy and the subsequent agreement with MOC to close East Pearsall, LLC, the entity of EFOGC – East Pearsall is currently “winding down” and will be closed as an operating entity in the state of Texas. With this winding down, ECCE will no longer have any liability relative to EFOGC – East Pearsall and the East Pearsall leases. We anticipate completing this closure within a month of this report.

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

Oil & Gas Properties

Prior to the Reverse Acquisition, in August 2010, Eagle Ford purchased a farm-in of a 1% working interest in 2,400 acres and the drilling of three wells in the Eagle Ford Shale formation located in Live Oak County in South Texas for $250,000 plus potential additional expenses related to the drilling. The wells were drilled and completed and production began during November and December 2010 and classified as proved reserves. As of September 30, 2014 the wells in Live Oak County continue to have minimal oil and gas production. We do not anticipate any further drilling in this field, but may owe some currently undetermined amounts for past and future maintenance and repairs. In October 2014, the ownership of these wells were transferred to the note holders in lieu of debt payment.

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

The Company also plans to acquire additional leases and other oil and gas properties or interests in the Texas-Louisiana Gulf Coast region and in the Eagle Ford producing zones in Texas. ECCE is also attempting to explore the possibility of a merger with other Energy firms.

Personnel

ECCE agreed to set up a compensation for Michael Munsey for his services as a technical advisor in examining and selecting potential and existing oil and gas properties. The Board of Directors agreed to grant 425,000 shares of restricted stock to Michael Munsey, which is to be issued in four equal amounts at the end of every nine months. The first installment of 106,250 shares was issued on August 15, 2014. Mr. Munsey also agreed to accept the position of Vice-President of Operations and Exploration.

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

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

For the nine months ended September 30, 2014, Eagle Ford recognized revenue of $2,874, a decrease of $937 compared to revenue of $3,811 during the nine months ended September 30, 2013. The decrease in revenues for the nine months ended September 30, 2014 is primarily due to the net decreased production from the Live Oak County Wells, despite an increase in price received per mcf. During the nine months ended September 30, 2014, we sold no barrels of oil and 800 Mcf of natural gas at an average price of $4.02 per Mcf. During the nine months ended September 30, 2013, we sold no oil and approximately 1,186 mcf of natural gas at an average price of $3.99 per Mcf.

For the nine months ended September 30, 2014, we incurred operating expenses of $7,110,197, an increase of $6,311,242 compared to $798,555 for the nine months ended September 30, 2013. The increase was due to lower the impairment of the East Pearsall property which was partially offset by lower administrative costs.

Other expenses decreased by $24,029 in total, to $670,220 from $694,249 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in other expenses is due to a gain on change in derivative value and on the warrant derivative expiration. Interest expense increased by $41,451 to $$784.597 on September 30, 2014, up from $743,146 on September 30, 2013.

Our net loss for the nine months ended September 30, 2014 was $7,777,543, an increased loss of $6,288,150 compared to a net loss of $1,489,393 for the nine months ended September 30, 2013, due to the reasons noted above, primarily due to the impairment charge on the East Pearsall property.

Three months Ended September 30, 2014 Compared to Three months Ended September 30, 2013

For the three months ended September 30, 2014, Eagle Ford recognized revenue of $1,158, an increase of $269 compared to revenue of $889 during the three months ended September 30, 2013. The decrease in revenues for the three months ended September 30, 2014 is primarily due to the minor increased production from the Live Oak County Wells along with an increase in the price received per mcf. During the three months ended September 30, 2014, we sold no barrels of oil and 302 Mcf of natural gas at an average price of $3.64 per Mcf. During the three months ended September 30, 2013, we sold no oil and approximately 401 mcf of natural gas at an average price of $3.24 per Mcf.

For the three months ended September 30, 2014, we incurred operating expenses of $6,672,695, an increase of $6,459,626 compared to $213,069 for the three months ended September 30, 2013. Administrative costs decreased by $23,263 due to lower legal and technical items. The impairment charge of $6,484,343 was the primary reason for the increase in operating expenses.

Other expenses increased by $1,835 in total, to $224,227 from $223,392 for the three months ended September 30, 2014 and 2013, respectively. The decrease in other expenses is due to a change in derivative value calculation which were offset by a $38,449 increase in interest expense due to additional loans.

Our net loss for the three months ended September 30, 2014 was $6,895,764, an increase of $6,461,192 compared to a net loss of $434,572 for the three months ended September 30, 2013, due to the reasons noted above, primarily due to the impairment charge on the East Pearsall field, which were slightly offset by a decrease in administrative costs and the change in derivative valuations..

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2014

At September 30, 2014, our current assets were $84,912 and our current liabilities were $14,778,979, which resulted in a working capital deficiency of $14,694,067. At September 30, 2014, our total liabilities were $14,803,781 consisting of: (i) $1,192,294 in accounts payable - trade; (ii) $2,963,592 in accrued expenses; (iii) $243,381 in accrued interest – related party; (iv) $8,742,709 in notes payable to third parties, short term; (v) $981,155 in short-term debt – related parties; (vi) $611,000 in convertible debt; (vii) $44,848 in derivative liabilities for notes; and (ix) $24,802 in asset retirement obligations.

Stockholders’ deficit increased from $7,102,987 at December 31, 2013 to a deficit of $14,579,280 as of September 30, 2014. This deficit was increased by the loss from operations for the first nine months of 2014.

Cash Flows

Cash Flows from Operating Activities

Cash used in operations equaled $344,977 during the nine months ended September 30, 2014, compared to net cash used in operations of $487,364 during the prior year period, which was a decrease in cash used in operations of $142,387, primarily due to lower cash paid out for administrative expenses.

Cash Flows from Investing Activities

The Company used net cash for investing activities of $19,871 during the nine months ended September 30, 2014, compared to net cash used in investing activities of $0 during the prior year period. The $19,871 represented the cost of a site survey on the East Pearsall property.

Cash Flows from Financing Activities

The Company received cash from financing activities of $363,655 during the nine months ended September 30, 2014, compared to net cash received from financing activities of $229,000 during the prior year period, which was an increase from financing activities of $134,655.

Our Existence and Success Depend upon Future Financings/Going Concern Issues

The independent auditor’s report on our December 31, 2013 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

At September 30, 2014, we had a working capital deficit of $14,694,067. We will need to raise additional capital during 2014 to fund general corporate working capital needs, which includes principal and accrued interest on current and past due notes payable and convertible bonds totaling $13,350,338. We will also need to raise funds to purchase additional property.

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

There can be no assurance that we will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will cause the Company to curtail operations, sell assets, or result in the failure of our business. ECCE will also attempt to seek merger partners for any possible future endeavors.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, outside of any items related to the drilling or completion of any future acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Critical accounting policies

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

On August 15, 2014, ECCE issued 106,250 shares of restricted common stock to an employee as part of a compensation package for $0.20 per share.

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

EAGLE FORD OIL & GAS CORP.

Date: November 19, 2014	By:	/s Paul L. Williams Jr.
Paul L. Williams Jr.
Title: Chief Executive Officer

Date: November 19, 2014	By:	/s/ N. Wilson Thomas
N. Wilson Thomas
Title: Chief Financial Officer

